Form 10-K
period 1993-12-31
FPL GROUP CAPITAL INC
filed 1994-03-22
CIK 794447

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


                                     FORM 10-K


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                      For the fiscal year ended December 31, 1993

                                        OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                             Commission File No. 0-15607


                                FPL GROUP CAPITAL INC
               (Exact name of registrant as specified in its charter)


            Florida                                              59-2576416
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                              700 Universe Boulevard
                             Juno Beach, Florida 33408
                     (Address of principal executive office)
                                     (Zip Code)

                                  (407) 694-3509
              (Registrant's telephone number, including area code)

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                                 $.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes   X               No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was zero.

As of February 28, 1994 there were issued and outstanding 100 shares of the registrant's common stock, $.01 par value, all of which were held, beneficially and of record, by FPL Group, Inc.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

FPL Group Capital Inc meets the conditions set forth under General Instruction J(1)(a) and (b) and is therefore filing this Form with reduced disclosure.

                                     PART I
Item 1.  Business

FPL Group Capital Inc (Company) holds the capital stock of the non-utility subsidiaries of FPL Group, Inc. (FPL Group) and provides most of their funding. The Company was incorporated in 1985 under the laws of Florida. All of its common stock is owned by FPL Group.

FPL Group is the parent of Florida Power & Light Company (FPL) and is, therefore, a public utility holding company as defined in the Public Utility Holding Company Act of 1935, as amended (Holding Company Act). FPL Group, however, is exempt from substantially all of the provisions thereof on the basis that FPL Group's and FPL's businesses are predominantly intrastate in character and carried on substantially in a single state, in which both are incorporated.

The Company's principal business activities consist of investments in non-utility energy projects and agricultural operations. Energy production from the Company's non-utility energy investments is generally higher during the third quarter due to increased energy demand and resource availability. The agricultural operations of the Company are seasonal, with the majority of the citrus harvest taking place between January and April. Seasonality is not material to the Company's other businesses. For information regarding the Company's business segments, see Note 14 to the Consolidated Financial Statements (Note 14).

The Company is continuing its efforts to exit substantially all of its non-energy and non-agricultural business activities, including cable television and real estate. In 1991, the sale of Colonial Penn Group, Inc. (Colonial Penn), formerly the Company's largest subsidiary, was completed, as were the sales of the environmental remediation and utility-related services divisions. Bay Loan and Investment Bank (Bay Loan), a former subsidiary of Colonial Penn, is winding down its operations and is expected to be dissolved with no anticipated adverse effect on future operating results. Contracts for the sale of all of the directly-owned and operated cable television systems were recently terminated. All of the developed real estate properties are under contract for sale. The Company cannot estimate the likelihood of consummating this sale; however, if completed, this sale and the currently estimated result of disposing of the balance of the Company's cable television and real estate assets are not expected to have a significant adverse effect on net income. See Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) and Notes 4 and 5 for additional information regarding businesses to be discontinued and discontinued operations.

The Company and its subsidiaries had approximately 400 employees at December 31, 1993.

                                Non-Utility Energy

The Company invests in non-utility energy projects through ESI Energy, Inc.
(ESI). ESI provides equity capital, loans, transaction management and project structuring for non-utility energy projects.

Federal and state legislation, including the Public Utility Regulatory Policies Act of 1978 (PURPA) and, more recently, the Energy Policy Act of 1992 (Energy Act), have increased opportunities for non-utility entities to develop and operate generating facilities. ESI develops and invests in non-utility energy projects and performs various management roles associated with certain projects. All of ESI's projects are structured to be exempt from the Holding Company Act. The passage of the Energy Act resulted in the creation of a class of exempt wholesale generators (EWGs) that are exempt from the Holding Company Act. An EWG can more readily enter the power generation market which may have the effect of increasing competition in the market to supply energy to utilities and large wholesale customers. To date, ESI has invested in one project that qualifies as an EWG. Substantially all other projects in which it invests are qualifying facilities under PURPA. In order to achieve qualifying facility status under PURPA, a project must meet certain requirements, including that the project not provide more than 50% of its financial benefits to a regulated electric utility or a public utility holding company. An electric generating project that is a qualifying facility enjoys certain advantages under PURPA, including certain exemptions from federal and state legislation and regulation. PURPA also requires electric utilities to purchase electric power generated by qualifying facilities at rates not to exceed the utility's avoided cost of generating that power.

The Energy Act also increased the opportunity for participation in foreign power markets and provides certain tax benefits for future alternative energy projects. Currently, ESI is exploring investment opportunities in several international markets. As the non-utility energy industry has matured, ESI has faced increased competition in identifying investment opportunities which meet ESI's desired levels of risk and return.

ESI participates in 27 non-utility energy projects primarily through non-controlling ownership interests in joint ventures or leveraged lease investments. ESI has become more actively involved in management and development related activities of the projects in which it invests. Projects in which ESI invests are subject to federal, state and local environmental laws and regulations. Compliance with these laws can require changes in design and operation of facilities and the securing of licenses, permits and approvals from authorities. To the extent that unforeseen costs necessary to comply with such regulations can not be passed through to utilities purchasing power from projects in which ESI invests, investment returns may be adversely affected.

The projects in which ESI has invested are typically dependent upon one electric utility customer. Based on ESI's invested capital at December 31, 1993, the projects are concentrated in California (48%), Virginia (32%) and Pennsylvania (11%) and are safeguarded, to the extent possible, from unfavorable economic conditions in those regions by long-term contracts between each of the projects and the local electric utility. The terms of the contracts vary but generally include fixed capacity payments, provided the project meets certain performance minimums, and either fixed or variable energy payments. Fluctuating energy payments will affect each project differently; however, for most of ESI's projects, this is not considered to pose a significant risk because the prices paid to those projects for the energy they sell is directly, or indirectly, tied to the projects' cost of fuel.

The projects in which ESI has equity investments or to which financing has been provided use a diversified mix of technologies to produce electricity. At December 31, 1993, the breakdown of the Company's investments in and loans to the projects was as follows:


                     Percentage
                     of Total        Gross
Technology           Investment(1)   Megawatts   Description

Biomass (wood)        26%              129       Wood, principally wood chips produced as a by-product of the lumber and pulp industries, is burned in circulating fluidized bed boilers to produce steam to power turbine generators.

Wind                  19               377       Wind is utilized to power turbine generators.

Waste Coal            13               178       Anthracite coal mining spoils are burned in circulating fluidized bed boilers to produce steam to power turbine generators.

Natural Gas           12               814       Natural gas powers either advanced or conventional combined cycle combustion turbine generators.

Waste-to-Energy       10               107       Solid waste is shredded and burned to produce steam to power turbine generators.  Municipal and private suppliers of waste pay fees for waste fuel disposal (tipping fees).

Solar                  8               160       Solar energy is utilized to produce steam to power turbine generators.
                                                 Natural gas fired heaters augment solar production.

Geothermal             7               116       Natural underground steam is captured and utilized to power turbine generators.

Fuel Oil               5                30       Barge mounted boilers produce steam to power turbine generators providing immediate short-term power supply to countries outside the U.S.

Total               100%             1,911

(1) Includes equity investments, investments in leveraged leases, loans receivable and a wholly-owned project.
/TABLE

                                  Agriculture

The Company's agricultural subsidiary, Turner Foods Corporation (Turner), owns and operates citrus groves in Florida. Turner's primary product is juice oranges, which are sold to processors for the premium not-from-concentrate, as well as the international frozen-concentrate, orange juice markets. Turner's production is 86% juice oranges, 7% grapefruit and 7% specialty fruits.

As of December 31, 1993, Turner owned or leased approximately 29,000 acres of citrus properties which included 18,000 planted acres, 4,000 acres of undeveloped land and 7,000 acres of infrastructure, wetlands and reservoirs. The corresponding amounts for 1992 included 17,000 planted acres, 1,000 acres in the process of being developed for citrus production, 4,000 acres of undeveloped land and 7,000 acres of infrastructure, wetlands and reservoirs. For 1993 and 1992, the groves had approximately 2.3 million planted orange, grapefruit and specialty fruit trees. Production volumes increased 25% to
7.1 million boxes in the 1992-93 crop year. Production volumes are expected to continue to increase as existing groves mature. Turner's diversified grove locations, with major holdings located in southern Florida, reduce the risk of significant production losses resulting from freezing weather.

The citrus industry experienced a significant decline in prices during the year, primarily due to increases in worldwide citrus production. On average, prices received by Turner in 1993 declined 17% from the previous year. In 1994, prices may remain below recent years' averages depending on the total amount of fruit brought to market. However, grapefruit and specialty fruit for the 1993-94 crop year have been sold at contract prices above those received in the previous crop year. Essentially all of Turner's 1994 orange crop is under contract at prices indexed to monthly frozen concentrated orange juice (FCOJ) commodity futures prices.

Turner faces competition from domestic growers, as well as international producers, primarily those located in Brazil. Turner sells essentially all of its fruit through one to three year contracts. One customer, Tropicana Products, Inc., represented approximately 57% of total fruit volume sales in the 1992-93 crop year and is under contract for 50% of the 1993-94 crop. The Tropicana Products, Inc. contract expires in 1996 but contains renewal options through 1998. Approximately 28% of fruit production is converted to FCOJ under contracts with various processors. The FCOJ is sold by Turner directly to private label distributors.

                               Cable Television

Telesat Cablevision, Inc. (Telesat) provides franchised and/or private cable television service in the Orlando area, Citrus County and the Tampa area, all of which are major population centers of Florida, through directly-owned and operated cable television systems. As of December 31, 1993 and 1992, Telesat directly served approximately 41,000 and 51,000 subscribers, respectively. Also, Telesat has ownership positions in four joint ventures throughout Florida, having exchanged subscribers for ownership positions in those entities in prior years. Telesat is not the predominant provider of cable television service in any of the markets served, and as a result, faces intense competition in those areas.

In 1993, Telesat sold directly-owned systems totaling approximately 14,000 subscribers, or 27% of the year's beginning subscriber count. In addition, Telesat sold or otherwise liquidated its interest in three joint ventures. The Company is actively pursuing the sale of the remainder of its directly-owned and operated cable television systems and is liquidating its interests in joint ventures as opportunities arise. In the interim, the Company implemented operating changes that are intended to increase operating cash flow.

                                    Other

Real Estate. The Company's subsidiary, Alandco, Inc. (Alandco), owns commercial, industrial and mixed-use real estate in major population centers of Florida. Alandco's remaining assets are approximately 50% developed with the balance being undeveloped land held for sale. Currently, no significant development activities are underway. Occupancy rates on the developed properties are greater than 90%. The Company is continuing its efforts to sell or otherwise dispose of its real estate operations. During 1993, Alandco sold a portion of its rental properties resulting in a pretax loss of $3.8 million. Its remaining developed real estate properties are under contract for sale.

Consulting Services. The Company's subsidiary, Qualtec Quality Services, Inc. (Qualtec), provides consulting and training in total quality management and licensing of its products to companies worldwide. Training services related to quality concepts are offered through a variety of programs and represent substantially all of Qualtec's on-going operations. Qualtec's operations consist primarily of short to intermediate-term contracts which are intended to provide the client sufficient background to self-administer quality training throughout their organization. No single client or contract is considered significant to Qualtec's operations. Qualtec faces increasing competition for training and consulting service contracts from larger providers of these services, from new entrants into the market and from the development of new training programs in an expanding market. Consulting services, by their nature, do not require a significant investment in property or other assets.

Other Activities. The Company, through ESI, holds a diversified portfolio of leveraged leases, which were entered into from 1985 through 1990. These leases relate primarily to property and were entered into with companies with investment grade credit ratings. At December 31, 1993, the remaining lease terms range from 14 to 22 years.

In December 1990, the Company loaned $360.0 million to the Trust for the Employee Thrift Plans of FPL Group and FPL (Trust) to finance the Trust's purchase from FPL Group of approximately 12 million shares of FPL Group common stock. The Trust is repaying the loan with dividends received on FPL Group common shares it holds, along with cash contributions from the participating employers. See Management's Discussion and Note 13.

                            Discontinued Operations

In 1991, the sale of Colonial Penn was completed. The sale did not include Bay Loan, a former subsidiary of Colonial Penn. As part of the intended exit from certain non-energy related businesses, the Company wrote off its investment in Bay Loan during 1990 and accounts for Bay Loan as a discontinued operation. Bay Loan is winding down its operations and will be dissolved with no anticipated adverse effect on future operating results.
See Management's Discussion and Note 5.

Item 2.  Properties

The Company and its subsidiaries maintain properties which are adequate for their operations. Substantially all of the operating properties of the Company's subsidiaries are owned; however, office space is generally leased, at prevailing market rates.

The Company's principal executive offices are located in Juno Beach, Florida in facilities owned by FPL with costs allocated to the Company. See Note 13.

ESI maintains office space in West Palm Beach, Florida and directly holds general purpose office equipment, as well as a barge outfitted with equipment to supply short-term power to countries outside the U.S. Property and equipment held by Turner totaled approximately $151.1 million, or 74% of the Company's properties at December 31, 1993. Of this amount, 86% represented the cost of citrus groves and 14% represented equipment used in citrus operations. Turner's headquarters are located in Punta Gorda, Florida with citrus groves located in seven counties in south-central Florida (Hendry, Desoto, Collier, Highlands, Manatee, Martin and Charlotte).

The Company is continuing its efforts to sell or otherwise dispose of the real estate and cable television operations which represented approximately 17% and less than 1%, respectively, of the Company's total properties at December 31, 1993. Alandco's main offices are in North Palm Beach, Florida, and its properties are located in southeast Florida, the Tampa area and Tallahassee, Florida. Telesat's administrative offices are located in Pompano Beach, Florida. The cable television systems, which consist primarily of electronic signal receiving and processing equipment and cable routed to homes, are located primarily in Florida's Orlando area, Citrus County and the Tampa area. Qualtec leases office space in North Palm Beach, Florida. See Note 8.

Item 3.  Legal Proceedings

In November 1988, TEC Cogeneration, Inc. (TEC), its affiliate Thermo Electron Corporation, RRD Corp. and its affiliate Rolls Royce Inc. filed suit in the United States District Court for the Southern District of Florida against ESI, FPL Group and its affiliate FPL, on behalf of South Florida Cogeneration Associates (SFCA), a joint venture which since 1986 has operated a cogeneration facility for Metropolitan Dade County within FPL's service territory in Miami, Florida. The suit alleges that the defendants have engaged in anti-competitive conduct intended to prevent and defeat competition from cogenerators within FPL's service territory, and from SFCA's Metropolitan Dade County facility in particular. It alleges that the defendants' actions constitute monopolization and attempts to monopolize in violation of
Section 2 of the Sherman Antitrust Act (Sherman Act); conspiracy in restraint of trade in violation of Section 1 of the Sherman Act; unlawful discrimination in prices, services or facilities in violation of Section 2 of the Clayton Act; and intentional interference with SFCA's contractual relationship with Metropolitan Dade County in violation of Florida law. The suit seeks damages in excess of $100 million, to be trebled under the Sherman and Clayton Acts, as well as compensatory and punitive damages under Florida law, and injunctive relief. A motion for summary judgment by ESI, FPL Group and FPL has been denied.

In November 1989, Johnson Enterprises of Jacksonville, Inc. (Johnson Enterprises) filed suit in the United States District Court for the Middle District of Florida against the Company, its subsidiary company Telesat, and FPL Group. The suit, which arises out of a cable television facilities installation agreement between Johnson Enterprises and Telesat, alleges breach of contract, fraud and violation of racketeering statutes. The suit seeks compensatory damages in excess of $24 million, treble damages under racketeering activity statutes, punitive damages and attorneys' fees, as well as the revocation of Telesat's corporate charter and cable television franchises.

The Company believes that it and its affiliates have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on the Company's financial position.

                                   PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters

All of the Company's common stock is owned by FPL Group. For information regarding dividends paid to FPL Group, see Management's Discussion and
Note 10.

Item 6.  Selected Financial Data

Certain amounts included in prior years' selected financial data were reclassified to conform to current year's presentation.

                                                         Years Ended December 31,
                                 1993           1992             1991           1990               1989
                                                          (Thousands of Dollars)

Total operating revenues      $  92,417       $   93,318      $   91,888      $  107,065         $   87,234
Income (loss) from
   continuing operations
   before extraordinary loss  $    5,175      $      734      $   (8,906)     $  (78,105)(1)     $  (18,125)
Net loss                      $   (7,636)(2)  $   (4,539)(2)  $ (144,476)(3)  $ (767,285)(1)(3)  $   (1,631)
Total assets                  $1,265,939      $1,180,496      $1,112,668      $1,211,414         $1,310,875
Long-term debt, excluding
   current maturities         $  285,918      $  555,692      $  481,311      $  743,302         $  487,439

(1)    Reduced by charges related to the write-down of businesses to be discontinued.  See Note 4.
(2)    Reduced by charges related to early extinguishment of debt.  See Note 9.
(3)    Reduced by charges related to the disposition of Colonial Penn.  See Note 5.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The operations of the Company consist primarily of investments in non-utility energy projects through ESI and the agricultural operations of Turner. In the following discussion, all comparisons are with the corresponding items in the prior year.

Overview - The improvement in income from continuing operations, before extraordinary loss, over the past two years was primarily due to a decrease in interest expense and an increase in equity in earnings of non-utility energy projects. The significant loss reported in 1991 resulted from the sale of the Company's major insurance subsidiary as part of FPL Group's strategy to focus on its energy-related businesses and to sell or otherwise dispose of certain of its non-energy subsidiaries. The Company is continuing its efforts to dispose of certain assets, including cable television and real estate, as well as the winding down of its financial services business. See Notes 4 and 5.

In 1992, the Energy Act was passed resulting in the creation of a class of wholesale generators that are exempt from the Holding Company Act. The Energy Act is expected to increase competition in the wholesale power purchase market and also create business opportunities for ESI. In addition, the loosening of restrictions on exempt holding companies under the Holding Company Act is expected to allow ESI to more readily compete for opportunities to provide energy in foreign markets.

1993 compared to 1992 - Earnings from the agricultural operations declined in 1993 despite an increase in citrus production, primarily due to lower citrus prices. The citrus industry experienced a decline in prices during the year, largely as a result of increases in worldwide citrus production. Costs of goods sold increased overall as a result of increased citrus production.
This increase was partially offset by a reduction in Turner's unit costs due to increased efficiencies in production and harvesting and as a result of grove maturation. Substantially all of Turner's 1994 orange crop is under contract at prices indexed to monthly FCOJ commodity futures prices.
Turner's citrus production is expected to continue to increase as existing citrus groves mature.

The sale of certain cable television operating systems during the year resulted in a reduction of service revenues and related costs of services. In addition, the Company sold or otherwise liquidated its interests in three cable television joint ventures. Contracts for the sale of all of the remaining directly-owned and operated cable television systems were recently terminated. The Company's remaining developed real estate properties are under contract for sale. The Company cannot estimate the likelihood of consummating this sale; however, if completed, this sale and the currently estimated result of disposing of the balance of the Company's cable television and real estate assets are not expected to have a significant adverse effect on net income, but future service revenues and related expenses would decrease accordingly.

Increase in other operating revenues and other operating expenses was attributable to rental properties of Alandco that were sold at the end of 1993. The sale resulted in a $3.8 million loss included in other - net. The increase in other operating revenues was partially offset by a decline in leveraged leasing revenues. Such revenues fluctuate over the life of the lease based on a constant lease yield applied to an investment balance which changes based on scheduled cash flows. Also, other operating expenses increased due to additional costs incurred in connection with certain non-utility energy projects, including those under leveraged leases and a wholly-owned project.

Equity in earnings from partnerships and joint venture investments increased approximately $9.1 million primarily due to earnings from non-utility energy projects because of the full year impact of certain project operations which began in 1992, principally a natural gas EWG project, and a substantial increase in production from certain wind projects resulting from improved wind conditions. This increase occurred despite a $7.1 million loss representing ESI's proportionate share of losses from two solar power plant investments.

Interest expense decreased for the period as the Company refinanced higher cost debt at lower interest rates. The net loss for 1993 reflects an extraordinary loss of approximately $12.8 million, net of income tax benefits of $8.0 million, resulting from the early extinguishment of debt. See Note 9.

The adoption in 1993 of new accounting standards relating to income taxes and postretirement benefits other than pensions did not have a material effect on the Company's results of operations. However, the standard relating to income taxes did require a $3.5 million adjustment to the Company's income tax expense for 1993 and accumulated deferred income tax balance to reflect the change in the federal income tax rate from 34% to 35%, effective January 1, 1993, resulting from the enactment of The Omnibus Budget Reconciliation Act of 1993 (OBRA). Other provisions of OBRA are not expected to have a material effect on the Company's results of operations. Also increasing tax expense in 1993 was the recording of tax audit-related accruals and adjustments of prior year taxes. See Notes 2 and 3 - Other Postretirement Benefits.

1992 compared to 1991 - The contribution from agricultural operations in 1992 remained relatively constant compared with 1991. Earnings reflected a significant increase in production volume resulting from the maturing of young trees, partially offset by a decline in citrus prices and an increase in costs of goods sold. The agricultural industry experienced declining citrus prices throughout 1992, with year-end prices at approximately fifty percent of prices at the beginning of the year. A significant portion of Turner's 1992 harvest was sold under contracts with specified floor prices, alleviating much of the effects of the decline in prices.

The decrease in other operating revenues was due to a reduction in leveraged leasing revenues. ESI recorded a $5.8 million charge to other operating expenses in 1991 to recognize an impairment of certain leveraged lease investments which were being converted to investments in partnerships and joint ventures. The decrease in general and administrative expenses was due to reduced costs incurred at Telesat.

Equity in earnings of partnerships and joint ventures increased due to the first full year of operations from certain projects and the absence of certain start-up costs experienced in 1991. The improvement in 1992 was partially offset by $8.9 million of losses representing ESI's proportionate share of losses from two solar power plant investments. A restructuring of the solar projects was completed in 1992 and included additional capital contributions by the partners to fund site repairs and modifications which were required to return the plants to operation. Following these modifications, the plants performed at a level sufficient to receive capacity payments under existing contracts.

Interest expense decreased during the period due to lower interest rates and a reduction in the average amount of debt outstanding. In 1992, an extraordinary loss of $5.3 million, net of tax benefits of $3.2 million, was incurred as a result of the early extinguishment of debt.

Adjustments of prior year taxes increased the effective tax rate for 1992. The income tax benefit in 1991 included the recognition of tax credits associated with new investments in non-utility energy projects.

In 1991, the Company completed the sale of Colonial Penn, the Company's largest operating subsidiary, resulting in a $135.6 million after-tax loss. Bay Loan, formerly a subsidiary of Colonial Penn, is winding down its operations. Both of these entities are reported as discontinued operations. The Company does not anticipate that the winding down of Bay Loan's operations will adversely affect its future operating results. See Note 5.

Tax benefits associated with the sale of Colonial Penn and a related charge recorded in 1991 reflect the Company's assessment of loss disallowance rules and the availability of offsetting capital gains. These rules limit the amount of loss from the sale of a subsidiary stock that can be deducted. The Company plans to challenge the loss disallowance rules. Approximately $170.0 million of tax benefits have not been recognized for financial reporting purposes pending the outcome of the challenge and realization of offsetting capital gains. See Note 2.

LIQUIDITY AND CAPITAL RESOURCES

Capital Requirements and Resources - The Company requires funds to service its debt, for general and administrative expenses, for investments in or advances to subsidiaries and for payments of dividends to FPL Group. As shown in the consolidated statements of cash flows, the Company has generated positive cash flow from its operating activities, but has relied, in the past, on equity contributions from FPL Group for a substantial portion of the funds needed for investments and retirement of long-term debt. Funds to meet these requirements in the future are expected to be provided through cash dividends from subsidiaries including proceeds from the sale of certain assets, proceeds from short or long-term borrowings and, if needed, through contributions from FPL Group.

The Company and ESI have committed to invest approximately $3.2 million in, and lend approximately $4.2 million to, partnerships and joint ventures entered into through ESI, all of which are expected to be funded in 1994. Additionally, the Company and its subsidiaries, primarily ESI, have guaranteed up to approximately $89.2 million of lease obligations, debt service payments and other payments subject to certain contingencies.

In 1992, the Company renegotiated the terms of a $100.0 million bank loan by extending the term to December 1994 and increasing the principal amount to $125.0 million. The interest rate varies based on certain short-term interest rate indices. Proceeds from the original bank borrowings were used to partially fund, in 1990, the Company's $360.0 million 9.69% loan for a term of 20 years to the Trust (ESOP Loan). The Trust intends to repay the ESOP Loan with dividends received on FPL Group common shares it holds, along with cash contributions from the participating employers. The amount of additional contributions required in the future is primarily dependent on the level of dividends paid by FPL Group. See Note 13.

Debt maturities will require cash outflows of approximately $432.3 million through 1998, including $278.2 million in 1994. See Note 9. Current maturities of long-term debt at December 31, 1993 include $150.0 million of debentures called in December 1993. The debentures were redeemed in January 1994 using proceeds from short-term borrowings. An additional $125.0 million represents the Company's bank loan which is due December 1994, and is expected to be repaid with available cash, including proceeds from the sale of cable television and real estate assets, or to be extended. Bank lines of credit currently available to the Company and its subsidiaries aggregate $150.0 million.

Financial Covenants - The Company, under a financial covenant in connection with its bank loan, is required to maintain a minimum level of consolidated net worth which is reduced as loan prepayments are made. At December 31, 1993, the required level was $100.0 million and actual consolidated net worth was approximately $332.5 million. See Note 10 - Debt Covenant.

Under the terms of the Company's Indenture dated March 1, 1987 (Indenture) relating to the issuance of its debentures, the Company is subject to certain restrictions on the pledging of property to secure debt. The Indenture also requires the Company to maintain a support agreement entered into with FPL Group until such time as the credit rating on the debt securities outstanding under the Indenture would be the same or better, whether or not the support agreement was in effect. See Note 10 - Support Agreement.

Item 8.   Financial Statements and Supplementary Data




                           INDEPENDENT AUDITORS' REPORT




FPL GROUP CAPITAL INC:

We have audited the consolidated financial statements of FPL Group Capital Inc and its subsidiaries, listed in the accompanying index as Item 14(a)1 of this Annual Report (Form 10-K) to the Securities and Exchange Commission for the year ended December 31, 1993. Our audits also comprehended the financial statement schedules of FPL Group Capital Inc and its subsidiaries, listed in the accompanying index as Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of FPL Group Capital Inc and its subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information shown therein.

As discussed in Notes 2 and 3 to the consolidated financial statements, FPL Group Capital Inc and its subsidiaries changed their method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993.



DELOITTE & TOUCHE
Certified Public Accountants

Miami, Florida
February 11, 1994

                        FPL GROUP CAPITAL INC AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Thousands of Dollars)


                                               Years Ended December 31,
                                               1993       1992      1991

OPERATING REVENUES:
      Agricultural revenues                 $ 44,038   $ 46,294    $ 42,422
      Service revenues                        26,862     27,922      27,826
      Other operating revenues                21,517     19,102      21,640
        Total operating revenues              92,417     93,318      91,888

OPERATING EXPENSES:
      Costs of goods sold                     36,018     34,590      30,278
      Costs of services                       17,430     20,907      21,006
      General and administrative              22,264     22,111      26,651
      Other operating expenses                12,361      7,772      15,959
        Total operating expenses              88,073     85,380      93,894

OPERATING INCOME (LOSS)                        4,344      7,938      (2,006)

EQUITY IN EARNINGS OF PARTNERSHIPS
      AND JOINT VENTURES                      14,427      5,316         111

OTHER INCOME (DEDUCTIONS):
      Interest income (including $34,707,
          $34,933 and $34,837,
          respectively, on related party
          ESOP loan)                          40,441     43,064      37,976
      Interest expense                       (40,006)   (50,390)    (58,644)
      Other - net                             (1,654)      (627)       (974)
        Total other income (deductions)       (1,219)    (7,953)    (21,642)

INCOME (LOSS) FROM CONTINUING
      OPERATIONS BEFORE INCOME TAXES          17,552      5,301     (23,537)

INCOME TAX EXPENSE (BENEFIT):
      Current                                (47,156)   (28,379)     (5,518)
      Deferred                                59,533     32,946      (9,113)
        Total income taxes                    12,377      4,567     (14,631)

INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE EXTRAORDINARY LOSS                5,175        734      (8,906)

Loss on sale of discontinued operations,
      net of income tax benefits of $28,900        -          -    (135,570)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS        5,175        734    (144,476)

Extraordinary loss on early
      extinguishment of debt, net of
      income tax benefits of $8,046 in
      1993 and $3,181 in 1992                (12,811)    (5,273)          -

NET LOSS                                   $  (7,636)   $(4,539)  $(144,476)


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       FPL GROUP CAPITAL INC AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                               (Thousands of Dollars)



                                                           December 31,
                                                       1993         1992

ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                        $29,640     $11,731
      Receivables from affiliated companies             34,041      38,635
      Other receivables                                 15,730      18,424
      Other                                             16,976      20,564
        Total current assets                            96,387      89,354

INVESTMENTS:
      Receivable from Employee Stock Ownership
          Plan Trust                                   353,989     356,976
      Investments in partnerships and joint ventures   368,724     296,593
      Investments in leveraged leases                  155,449     144,398
      Other                                             77,045      55,494
        Total investments                              955,207     853,461

OTHER ASSETS:
      Property, plant and equipment - net              205,474     225,532
      Other                                              8,871      12,149
        Total other assets                             214,345     237,681

TOTAL ASSETS                                        $1,265,939  $1,180,496

LIABILITIES
CURRENT LIABILITIES:
      Current maturities of long-term debt          $  278,179      $3,458
      Advances payable to FPL Group, Inc.                    -       6,000
      Accounts payable                                  14,004       8,380
      Interest accrued                                  14,267      14,508
      Other                                              7,155       7,309
        Total current liabilities                      313,605      39,655

OTHER LIABILITIES:
      Long-term debt                                   285,918     555,692
      Accumulated deferred income taxes                228,813     172,292
      Other                                            105,087      72,705
        Total other liabilities                        619,818     800,689

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY                                   332,516     340,152

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $1,265,939  $1,180,496



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     FPL GROUP CAPITAL INC AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Thousands of Dollars)



                                                                       Years Ended December 31,
                                                                   1993          1992              1991

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                   $(7,636)    $(4,539)   $(144,476)
      Adjustments to reconcile net loss to net
        cash provided by operating activities:
         Extraordinary loss on early extinguishment of debt       20,857       8,454            -
         Equity in earnings of partnerships and joint ventures   (14,427)     (5,316)        (111)
         Depreciation and amortization                            11,846      12,108       10,967
         Earned income from leveraged leases                      (4,610)     (7,002)     (11,068)
         Loss from discontinued operations                             -           -      135,570
         Increase in deferred income taxes                        56,521      52,827        1,887
         Decrease in receivables from affiliated companies         3,394     10,267         2,996
         Increase (decrease) in other liabilities - net             (262)    (13,101)      17,372
         Other                                                     8,180      (5,286)       1,893
          Net cash provided by operating activities               73,863      48,412       15,030

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from partnerships and joint ventures          29,066      12,181        7,678
      Contributions to partnerships and joint ventures          (119,093)    (66,942)     (83,498)
      Sale of investments in joint ventures                       48,396           -            -
      Increase in loans receivable                               (23,937)     (9,862)     (39,804)
      Net cash provided (used) by leveraged lease investments     (4,128)      3,412          523
      Sale of property, plant and equipment                       39,246      17,896        1,820
      Purchase of property, plant and equipment                  (17,913)    (42,576)     (20,711)
      Sale of Colonial Penn Group, Inc.                                -           -      128,380
      Net cash used by discontinued operations                         -           -      (49,827)
      Other                                                        2,119      (4,313)      10,335
        Net cash used in investing activities                    (46,244)    (90,204)     (45,104)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of debentures and other long-term debt            125,889     149,063            -
      Retirement of long-term debt                              (122,114)   (204,792)    (170,036)
      Premiums paid on early extinguishment of debt               (7,485)     (7,270)           -
      Proceeds from bank loans                                         -      25,000            -
      Capital contributions from FPL Group, Inc.                       -      65,000      205,000
      Dividends to FPL Group, Inc.                                     -           -       (8,680)
      Increase (decrease) in advances from FPL Group, Inc.        (6,000)      6,000            -
      Decrease in notes payable                                        -           -      (45,814)
        Net cash provided (used) by financing activities          (9,710)     33,001      (19,530)

      Net increase (decrease) in cash and cash equivalents        17,909      (8,791)     (49,604)
      Cash and cash equivalents at beginning of year              11,731      20,522       70,126
      Cash and cash equivalents at end of year                   $29,640     $11,731      $20,522

Supplemental Disclosures of Cash Flow Information:
      Cash paid for interest (net of amount capitalized)         $40,247     $47,272      $58,159
      Cash received from FPL Group, Inc. for income tax benefits $52,075     $58,601      $28,561


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                       FPL GROUP CAPITAL INC AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    Years Ended December 31, 1993, 1992 and 1991


1.  Summary of Significant Accounting and Reporting Policies

Basis of Presentation - The consolidated financial statements include the accounts of FPL Group Capital Inc (Company) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company is a wholly-owned subsidiary of FPL Group, Inc. (FPL Group) and is organized as a holding company with its operations consisting primarily of investments in non-utility energy projects through ESI Energy, Inc. (ESI) and the citrus operations of Turner Foods Corporation (Turner). Certain amounts included in prior years' consolidated financial statements have been reclassified to conform to the current year's presentation.

Cash Equivalents - Cash equivalents consist of short-term, highly liquid investments with original maturities of three months or less. The carrying amount of these investments approximates their market value.

Investments in Partnerships and Joint Ventures - The majority of the Company's investments in partnerships and joint ventures are accounted for under the equity method. The cost method is used when the Company has virtually no ability to influence the operating or financial decisions of the investee.

Investments in Leveraged Leases - For leveraged leases, aggregate rentals receivable are reduced by the related principal and interest on nonrecourse debt (net rentals receivable). The difference between net rentals receivable and the cost of the asset, less estimated residual value at the end of the lease term, is recorded as unearned income. Earned income is recognized over the life of the lease at a constant rate of return on the positive net investment, which includes the effects of tax credits and deferred taxes.

Revenue Recognition - The Company recognizes revenues as goods and services are delivered and exchanged for cash or claims to cash. Revenues associated with agricultural products sold under contract are recognized, as provided in the related contracts, at the higher of the market price or the contract floor price. Estimated agricultural revenues in excess of initial cash payments received are accrued. Revenues from consulting contracts and cable television services are recognized at stated prices as services are provided. Revenues from real estate sales are recorded when property is sold, provided that the collectibility of the sales price is assured and the Company does not have substantial continuing involvement with the property.

Property, Plant and Equipment - Depreciation on property, plant and equipment is provided primarily on a straight-line basis over the estimated useful lives of the property, plant and equipment. The Company follows the policy of capitalizing interest as a component of the cost of property and certain structures under development. During 1993, 1992 and 1991 total interest of approximately $40.6 million, $51.4 million and $61.2 million was incurred, of which $0.6 million, $1.0 million and $2.6 million was capitalized, respectively, with the balance charged to operations.

Income Taxes - Deferred income taxes are provided on all significant temporary differences between the financial statement and tax bases of assets and liabilities. Deferred income taxes on the balance sheet are net of recognized alternative minimum tax (AMT) credits. Investment tax credits
(ITCs) are used to reduce current federal income taxes. The Company determines its income tax provision on the "separate return method." See
Note 2.

2.  Income Taxes

The Company and its subsidiaries are included in consolidated income tax returns filed by FPL Group. FPL Group has entered into a tax allocation agreement (Tax Allocation Agreement) with certain of its affiliates, including the Company and its subsidiaries, whereby each affiliate is charged its share of the consolidated federal and state tax liability based on the affiliate's separate income tax computation. In addition, each affiliate is reimbursed currently for the benefit derived from losses, deductions and credits which are utilized in the consolidated income tax return filed by FPL Group. For 1992 and 1991, the Company was in an AMT position which reduced the income tax benefits utilized by FPL Group and paid to the Company under the Tax Allocation Agreement. The resulting AMT credits can be carried forward for an indefinite period of time.

In 1993, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 109, "Accounting for Income Taxes," which requires the use of the liability method in accounting for income taxes. Under the liability method, the tax effect of temporary differences between the financial statement and tax bases of assets and liabilities are reported as deferred taxes measured at current tax rates. The standard did not affect accounting for deferred income taxes related to leveraged leases. Substantially all of the Company's operations have taken place while the federal corporate tax rate was 34%; consequently, adoption of SFAS No. 109 in the first quarter of 1993 did not have a significant effect on results of operations. However, upon enactment of the Omnibus Budget Reconciliation Act of 1993 which increased the federal corporate rate to 35%, the Company adjusted its income tax expense and accumulated deferred income tax balance by $3.5 million to reflect this change in the tax rate.

The principal effect of adopting SFAS No. 109 was to establish a deferred tax asset of approximately $170.0 million for a capital loss carryforward which, if unrecognized, will expire in 1996. This carryforward may not be allowed because of loss disallowance rules adopted by the Internal Revenue Service which deny recognition for tax purposes of a significant portion of losses resulting from FPL Group's disposition of discontinued operations in a prior period. The Company plans to challenge the loss disallowance rules. Based on the uncertainties associated with the ultimate outcome of this challenge and recognition of offsetting capital gains, a valuation allowance was recorded to fully offset the effect of establishing this deferred tax asset under SFAS No. 109.

The components of income taxes are as follows:


                                                  Years Ended December 31,
                                              1993        1992        1991
                                                   (Thousands of Dollars)

Federal:
  Current. . . . . . . . . . . . . . . . . .$(39,482)  $(26,410)    $(8,432)
  Deferred:
    Accelerated depreciation . . . . . . . .  22,615     39,794      74,581
    Leveraged leases . . . . . . . . . . . .   7,880     36,605      (7,651)
    AMT credits. . . . . . . . . . . . . . .  34,058    (48,450)    (66,148)
    Other. . . . . . . . . . . . . . . . . . (15,306)     2,741      (7,327)
      Total federal. . . . . . . . . . . . .   9,765      4,280     (14,977)
State:
  Current. . . . . . . . . . . . . . . . . .  (7,674)    (1,969)      2,914
  Deferred:
    Accelerated depreciation . . . . . . . .   3,761      1,806       6,392
    Leveraged leases . . . . . . . . . . . .   1,310      4,238      (2,314)
    AMT credits. . . . . . . . . . . . . . .  12,385       (862)     (5,563)
    Other. . . . . . . . . . . . . . . . . .  (7,170)    (2,926)     (1,083)
      Total state. . . . . . . . . . . . . .   2,612        287         346
Total income taxes . . . . . . . . . . . . . $12,377     $4,567    $(14,631)

A reconciliation between income tax expense (benefit) and the expected income tax expense (benefit) at the applicable statutory rates is as follows:


                                                                    Years Ended December 31,
                                                               1993          1992         1991
                                                                     (Thousands of Dollars)

Computed at statutory federal income tax rate. . . . . . . . .  $6,143       $1,802      $(8,003)
Increases (reductions) resulting from:
  State income taxes - net of federal income tax benefit . . .   1,399          189          228
  Amortization of ITCs . . . . . . . . . . . . . . . . . . . .    (349)        (633)      (8,344)
  Federal tax rate change. . . . . . . . . . . . . . . . . . .   3,567            -            -
  Other - net. . . . . . . . . . . . . . . . . . . . . . . . .   1,617(1)     3,209(2)     1,488
Total income taxes . . . . . . . . . . . . . . . . . . . . . . $12,377       $4,567     $(14,631)

(1)  Includes tax audit-related accruals and adjustments of prior year taxes totaling approximately $1.0 million.
(2)  Includes adjustments of prior year taxes totaling approximately $2.5 million.


The income tax effects of discontinued operations in 1991 differ from the effects computed at statutory rates primarily due to the Company's assessment of loss disallowance rules and limitations on the ability to utilize capital loss benefits.

The income tax effects of temporary differences giving rise to the Company's consolidated deferred income tax assets and liabilities after adoption of SFAS No. 109 are as follows:


                                                December 31, 1993    January 1, 1993
                                                         (Thousands of Dollars)

Deferred tax liabilities:
      Leveraged leases . . . . . . . . . . . . . . $167,467            $159,256
      Partnerships and joint ventures. . . . . . .  166,376             153,786
      Property related . . . . . . . . . . . . . .   43,118              34,303
      Other. . . . . . . . . . . . . . . . . . . .   45,963              44,124
        Total deferred tax liabilities . . . . . .  422,924             391,469
Deferred tax assets and valuation allowance:
      Asset writedowns and capital loss
          carryforward . . . . . . . . . . . . . .  236,865             215,121
      AMT credits. . . . . . . . . . . . . . . . .  140,906             187,349
      Other. . . . . . . . . . . . . . . . . . . .    3,428               2,615
      Valuation allowance. . . . . . . . . . . . . (187,088)           (182,896)
        Net deferred tax assets. . . . . . . . . .  194,111             222,189
Accumulated deferred income taxes  . . . . . . . . $228,813            $169,280


Real estate and personal property taxes were approximately $1.5 million, $1.2 million and $1.4 million for 1993, 1992 and 1991, respectively, and are included in other operating expenses in the Consolidated Statements of Operations.

3.  Employee Retirement Benefits

Pension Benefits - Substantially all employees of the Company and its subsidiaries are covered by FPL Group's noncontributory defined benefit pension plan. Plan benefits are generally based on employees' years of service and compensation during the last years of employment. Participants are vested after five years of service. Plan assets consist primarily of bonds, common stocks and short-term investments. Any pension cost recognized by FPL Group is allocated to the Company on a pro rata basis. Amounts allocated to the Company for 1993, 1992 and 1991 were not material. For the same periods, no contributions to the pension plans were required. During 1992, the method used for valuing plan assets in the calculation of pension cost was changed from fair value to a calculated market-related value. The new method was adopted to reduce the volatility in annual pension expense that results from short-term fluctuations in the securities markets. This change did not have a significant effect on results of operations.

In 1993, the pension plans of FPL Group and its subsidiary, Florida Power & Light Company (FPL) were combined. Accordingly, the 1992 amounts have been restated to present the position of the combined plans. As of December 31, 1993 and 1992, the fair market value of FPL Group plan assets was approximately $1,662.0 million and $1,549.3 million, respectively, the projected benefit obligation was $1,066.5 million and $1,119.4 million, respectively, and the prepaid pension cost was $2.8 million and $22.5 million, respectively. For the same periods, the unrecognized prior service cost was approximately $212.9 million and $79.6 million, respectively, unrecognized net gain was $548.7 million and $206.7 million, respectively, and the unrecognized net transition asset was $256.9 million and $280.3 million, respectively. During 1993, the effect of a prior plan amendment that changed the manner in which benefits accrue, was recognized and included as part of prior service cost to be amortized over the remaining service life of the employees.

As of December 31, 1993 and 1992, the weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 6.0%, respectively. The assumed rate of increase in future compensation levels at those respective dates was 5.5% and 6.0%. The expected long-term rate of return on plan assets used in determining pension cost was 7.75% for 1993 and 7.0% for 1992 and 1991.

Other Postretirement Benefits - Substantially all employees of the Company are covered by FPL Group's defined benefit postretirement plans for health care and life insurance benefits. Costs associated with the plans are allocated to the Company on a pro rata basis. Eligibility for health care benefits is based upon age plus years of service at retirement. The plans are contributory, and contain cost-sharing features such as deductibles and coinsurance. FPL Group has capped company contributions for postretirement health care at a defined level which, depending on actual claims experience, may be reached by the year 2000. Generally, life insurance benefits for retirees are capped at $50,000. FPL Group's policy is to fund postretirement benefits in amounts determined at the discretion of management.

In 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Postretirement benefit cost allocated to the Company on a pro rata basis amounted to $0.3 million for 1993. As of December 31, 1993, the fair market value of the FPL Group plan assets was approximately $109.4 million, the accumulated postretirement benefit obligation was $253.0 million, the unrecognized net transition obligation was $66.2 million and unrecognized net loss amounted to $32.6 million. The accrued postretirement benefit cost at December 31, 1993 is $44.8 million, of which $0.3 million represents the portion allocated to the Company.

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for 1993 is 10.5% for retirees under age 65 and 6.5% for retirees over age 65. These rates are assumed to decrease gradually to 6.0% by the year 2000, which is when it is anticipated that benefit costs will reach the defined level at which FPL Group's contributions will be capped. The cap on FPL Group's contributions mitigates the potential significant increase in costs resulting from an increase in the health care cost trend rate. Increasing the assumed health care cost trend rate by one percentage point would increase the plan's accumulated postretirement benefit obligation as of December 31, 1993 by $8 million, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost of the plan for 1993 by approximately $1 million.

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.0% at December 31, 1993. The expected long-term rate of return on plan assets was 7.75% at December 31, 1993.

4.  Businesses To Be Discontinued

In 1990, the Company decided to sell or otherwise dispose of the real estate, cable television, environmental remediation and utility-related services businesses. In 1991, the environmental remediation and utility-related services businesses were sold with no significant impact on net income. During 1993, the Company sold or otherwise liquidated certain cable television and real estate assets, including cable television operating systems, interests in three cable television joint ventures and real estate rental properties. The Company's remaining developed real estate properties are under contract for sale. This pending sale, if closed, and the currently estimated result of disposing of the balance of the Company's cable television and real estate assets are not expected to have a significant adverse effect on net income.

5.  Discontinued Operations

In 1991, Colonial Penn Group, Inc. (Colonial Penn) was sold, resulting in a $135.6 million after-tax loss. The sale did not include Bay Loan and Investment Bank (Bay Loan), a former Colonial Penn subsidiary, which is winding down its operations and will be dissolved. The principal business of Bay Loan was investing in loans secured by real estate using funds provided from the issuance of insured certificates of deposit. Bay Loan ceased investing in new loans in 1990 and is in the process of effecting an orderly liquidation. The date when such liquidation will be completed cannot be predicted with certainty because it is dependent on the timing of loan prepayments and asset sales. The Company has no legal obligation and has no intention to contribute additional equity to Bay Loan. The investment in Bay Loan was written off in 1990; the orderly liquidation of its operations is not expected to have an adverse effect on the Company's future operating results.

Colonial Penn and Bay Loan have been accounted for as discontinued operations. Operating revenues of Bay Loan were $16.3 million and $21.4 million for 1993 and 1992, respectively. Combined operating revenues of Colonial Penn (through date of closing) and Bay Loan were $714.1 million for 1991. Bay Loan reported operating income of $5.1 million in 1993 and operating losses of $5.9 million and $8.5 million in 1992 and 1991, respectively. The losses incurred subsequent to the measurement date (date on which Bay Loan was initially classified as discontinued operations) had no effect on the Company's results of operations as such losses had been provided for in the loss on disposal of discontinued operations in 1991.

The remaining assets of Bay Loan consist primarily of loans secured by real estate and real estate owned as a result of foreclosures. Most of Bay Loan's loan customers and the real estate securing their loans are located in the northeast United States. The remaining liabilities of Bay Loan consist primarily of FDIC-insured certificates of deposit, which will be settled with funds generated from loan repayments and the sale of Bay Loan assets. Total assets and liabilities of Bay Loan at December 31, 1993 were $149.3 million and $129.7 million, respectively. Total assets and liabilities of Bay Loan at December 31, 1992 were $194.9 million and $180.4 million, respectively. The carrying amounts of assets and liabilities at December 31, 1993 and 1992, approximate the estimated fair values of the financial instruments of Bay Loan.

6.  Investments in Partnerships and Joint Ventures

ESI holds interests in partnerships and joint ventures which are engaged in non-utility energy production in various parts of the United States, including California, Virginia and Pennsylvania. ESI's ownership percentages in these partnerships and joint ventures vary throughout the terms of the
investments.   Its participation in the expected financial benefits, which range from 5% to 50% over the life of the projects, does not exceed the maximum allowed under the Public Utility Regulatory Policies Act of 1978 (PURPA). The projects utilize a diverse mix of technologies, including wind power, waste coal, natural gas, solar power, geothermal and waste-to-energy. The investments are accounted for under the equity method. The difference between ESI's initial investment and the underlying equity in net assets of the partnerships and joint ventures at the date the investments were entered into is amortized over the projects' estimated useful lives as an adjustment to equity in earnings of partnerships and joint ventures. As of December 31, 1993 and 1992, the unamortized balance was approximately $17.4 million.

Summarized information from the financial statements of ESI's investments, which represent essentially all of the Company's investments in partnerships and joint ventures accounted for under the equity method, is as follows:

                                                               December 31,
                                                   1993            1992           1991
                                                          (Thousands of Dollars)

Gross revenues . . . . . . . . . . . . . . .    $  606,912       $  502,937     $  305,734
Net operating income . . . . . . . . . . . .    $  306,377       $  259,323     $  136,290
Net income . . . . . . . . . . . . . . . . .    $   74,797       $   37,566     $    6,396
ESI's equity in earnings . . . . . . . . . .    $   14,487       $    5,352     $      152

Current assets . . . . . . . . . . . . . . .    $  379,384       $  328,807     $  172,342
Noncurrent assets. . . . . . . . . . . . . .    $2,525,851       $2,472,034     $2,129,385
Current liabilities. . . . . . . . . . . . .    $  198,209       $  197,955     $  111,117
Noncurrent liabilities . . . . . . . . . . .    $2,151,183       $2,179,978     $1,793,150
Partners' capital. . . . . . . . . . . . . .    $  555,843       $  422,908     $  397,460
ESI's investments in partnerships
      and joint ventures . . . . . . . . . .    $  361,195       $  266,798     $  214,421

In addition to those investments reflected above, the Company holds other investments in partnerships and joint ventures accounted for under the equity method which contributed losses of approximately $60 thousand, $36 thousand and $41 thousand in 1993, 1992 and 1991, respectively, to the Company's aggregate equity in earnings of partnerships and joint ventures. At
December 31, 1993 and 1992, these investments totaled approximately
$4.5 million and $4.1 million, respectively.

7.      Investments in Leveraged Leases

ESI is the lessor in several diversified leveraged lease agreements entered into from 1985 through 1990. At December 31, 1993, the leased properties have remaining lease terms ranging from 14 to 22 years. ESI has supplied equity in varying amounts up to 20% of the purchase prices. The remaining funds were supplied by other equity contributors and by third-party financing in the form of nonrecourse long-term debt and are secured by first liens on the property. At the end of the lease term, the property is turned back to the equity participants. In some instances, the agreements provide for the lessee to have the option to purchase the property at a fixed price or at fair market value. These are not considered to be bargain purchase options. The estimated residual values at the end of the leases range from 5% to 25% of cost.

The components of the net investment in leveraged leases are as follows:

                                                                December 31,
                                                             1993         1992
                                                           (Thousands of Dollars)

Rentals receivable (net of principal and
      interest on the nonrecourse debt). . . . . . . . . .  $ 209,061     $202,462
Estimated residual value of leased assets. . . . . . . . .     82,290       84,054
Unearned and deferred income . . . . . . . . . . . . . . .   (135,902)    (142,118)
Investments in leveraged leases. . . . . . . . . . . . . .    155,449      144,398
Deferred income taxes arising from leveraged leases. . . .   (122,991)    (106,014)
Net investment in leveraged leases . . . . . . . . . . . .    $32,458      $38,384


ITCs related to leveraged leases recognized during the years ended December 31, 1993, 1992 and 1991 were approximately $0.4 million, $0.6 million and $0.5 million, respectively. Pretax income from leveraged leases totaled approximately $4.6 million, $7.0 million and $11.1 million for the years ended December 31, 1993, 1992 and 1991, respectively. Leveraged lease income, after-tax, totaled approximately $2.1 million, $6.2 million and $7.9 million for the same periods, respectively.

8.  Property, Plant and Equipment

Property, plant and equipment, at cost (or estimated net realizable value for property held by businesses to be discontinued), less accumulated depreciation is summarized as follows:

                                                                 December 31,
                                                              1993       1992
                                                            (Thousands of Dollars)

Land and land development. . . . . . . . . . . . . . . . .  $  65,989   $71,708
Citrus trees . . . . . . . . . . . . . . . . . . . . . . .     97,302    95,445
Cable television systems . . . . . . . . . . . . . . . . .      7,401    12,665
Buildings and improvements . . . . . . . . . . . . . . . .     25,114    54,738
Equipment. . . . . . . . . . . . . . . . . . . . . . . . .     24,531    24,372
Other. . . . . . . . . . . . . . . . . . . . . . . . . . .     35,237    14,429
Total property, plant and equipment. . . . . . . . . . . .    255,574   273,357
Less accumulated depreciation. . . . . . . . . . . . . . .     50,100    47,825
Total property, plant and equipment - net. . . . . . . . .   $205,474  $225,532

9.  Debt

Long-term debt is summarized as follows:

                                                                December 31,
                                                              1993      1992
                                                           (Thousands of Dollars)

Debentures:
      6 1/2% Series maturing in July 1997. . . . . . . . .  $150,000     $150,000
      7 5/8% Series maturing in May 2013 . . . . . . . . .   125,000            -
      8 7/8% Series maturing in March 2017 . . . . . . . .   150,000      150,000
      10 1/8% Series maturing in June 2017 . . . . . . . .         -      100,000
Bank loans - 3.7% to 4.2% in 1993 and
      4.0% to 4.2% in 1992 due December 1994 . . . . . . .   125,000      125,000
Other - 7.0% to 9.9% due various dates
      to 2013, secured by various equipment,
      land, buildings and improvements . . . . . . . . . .    16,399       35,288
Unamortized discount . . . . . . . . . . . . . . . . . . .    (2,302)      (1,138)
      Total long-term debt . . . . . . . . . . . . . . . .   564,097      559,150
      Less current maturities. . . . . . . . . . . . . . .   278,179        3,458
Total long-term debt, excluding current maturities . . . .  $285,918     $555,692


In 1993 and 1992, the Company issued debentures totaling $125.0 million and $150.0 million, respectively, and redeemed debt totaling $115.0 million and
$200.0 million, respectively.   Early debt extinguishments resulted in net
losses of $12.8 million and $5.3 million, respectively, and have been reflected in the Consolidated Statements of Operations as extraordinary losses. In December 1993, the Company issued a redemption notice for $150.0 million of its 8 7/8% Debentures. The debentures were redeemed in January 1994, using the proceeds from short-term borrowings.

Under the terms of the Company's Indenture dated March 1, 1987 (Indenture) relating to the issuances of its debentures, the Company is subject to certain restrictions on the pledging of property to secure debt.

Annual maturities of long-term debt for the years ended December 31, 1994 through 1998 are approximately $278.2 million, $2.4 million, $1.0 million, $150.6 million and $0.1 million, respectively.

Available bank lines of credit for the Company aggregated $150.0 million at December 31, 1993, all of which are based on firm commitments.

10.  Stockholder's Equity

The changes in Stockholder's Equity accounts are as follows:

                                                 Additional                 Total
                                        Common   Paid-in     Accumulated    Stockholder's
                                        Stock(1) Capital     Deficit        Equity
                                                   (Thousands of Dollars)

Balances, December 31, 1990              $   1     $995,131  $(767,285)
Capital contributions from FPL Group         -      205,000          -
Net loss                                     -            -   (144,476)
Distribution of capital effected in the
      form of a dividend on common stock     -       (8,680)         -
Balances, December 31, 1991                  1    1,191,451   (911,761)
Capital contributions from FPL Group         -       65,000          -
Net loss                                     -            -     (4,539)
Balances, December 31, 1992                  1    1,256,451   (916,300)     $340,152
Capital contributions from FPL Group         -            -          -
Net loss                                     -            -     (7,636)
Balances, December 31, 1993              $   1   $1,256,451  $(923,936)     $332,516

(1)  Common stock, $.01 par value, 10,000 shares authorized, 100 shares issued and outstanding.


Support Agreement - Under the terms of a support agreement between the Company and FPL Group (Support Agreement), FPL Group has agreed: to retain ownership of 100% of the voting stock of the Company; to ensure that the Company maintains a net worth of not less than $1.00; and to make sufficient liquid asset contributions to the Company to permit the Company to pay its debt and, subject to certain limitations, its other obligations as they become due.
With respect to such other obligations, FPL Group, in any calendar year, shall not be required to make payments in excess of the lesser of 110% of the debt outstanding at the time such payment may be required or $25.0 million. The Support Agreement provides that it may be terminated by either the Company or FPL Group, only if two nationally recognized securities rating organizations confirm in writing that their ratings for the Company's outstanding debt would be the same or better, whether or not the Support Agreement was in effect.

Debt Covenant - The Company, under a financial covenant in connection with a bank loan, may not permit its consolidated net worth at any time to fall below $100.0 million minus 50% of the aggregate amount of the loan which has been prepaid by the Company. At December 31, 1993, the required level of consolidated net worth under this provision was $100.0 million and actual consolidated net worth was $332.5 million.

11.  Fair Value of Financial Instruments

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

                                                                December 31,
                                                     1993                      1992
                                             Carrying    Estimated     Carrying     Estimated
                                             Amount      Fair Value    Amount       Fair Value
                                                            (Thousands of Dollars)

Other investments                              $77,045    $77,045(1)      $55,494    $55,494(1)
Receivable from Employee Stock Ownership
      Plan Trust, including current portion   $356,976   $432,896(2)     $358,890   $420,024(2)
Advances payable to FPL Group                 $      -   $      -          $6,000     $6,000(1)
Long-term debt, including current maturities:
      Debentures, net of discount             $422,698   $439,845(3)     $398,862   $411,890(3)
      Bank loans                              $125,000   $125,000(1)     $125,000   $125,000(1)
      Other                                    $16,399    $17,134(1)(4)   $35,288    $36,558(1)(4)

(1)  Includes variable rate loans or short-term instruments.  Carrying amount is a reasonable estimate of fair value.
(2)  Based on discounted cash flows at current market rate for instruments of similar risk and remaining maturity.
(3)  Based on quoted market prices for the same or similar issues.
(4)  Includes Medium-Term Notes based on call price and/or bonds based on quoted market price for same or similar issues.


The Company's investment in cable joint ventures accounted for under the cost method totaled approximately $3.0 million and $21.1 million at December 31, 1993 and 1992, respectively. The fair value of these investments cannot be practicably estimated.

The fair value of the Company's commitments and guarantees (see Note 12) is based on fees currently charged for similar arrangements. The fair value of such amounts was not material at December 31, 1993 and 1992.

12. Commitments and Contingencies

Leases - Rental expense for the years ended December 31, 1993, 1992 and 1991 was approximately $1.5 million, $1.7 million and $1.6 million, respectively.

Future minimum rental commitments for noncancellable leases for the years ended December 31, 1994 through 1998 and thereafter are approximately $0.9 million, $0.8 million, $0.8 million, $0.8 million, $0.6 million and $2.0 million, respectively.

Litigation - A suit brought by the partners in a cogeneration project located in Dade County, Florida, alleges that ESI, FPL Group and FPL have engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. A motion for summary judgment by ESI, FPL Group and FPL has been denied.

A former cable installation contractor for Telesat Cablevision, Inc. (Telesat) has sued the Company, FPL Group and Telesat for breach of contract, fraud and violation of racketeering statutes. The suit seeks compensatory damages in excess of $24 million, treble damages under racketeering activity statutes, punitive damages and attorneys' fees, as well as the revocation of Telesat's corporate charter and cable television franchises.

The Company believes that it and its affiliates have meritorious defenses to all of the litigation described above and is vigorously defending these suits. Accordingly, the liabilities, if any, arising from this litigation are not anticipated to have a material adverse effect on the Company's financial position.

Other - The Company and ESI have committed to invest approximately $3.2 million in, and lend approximately $4.2 million to, partnerships and joint ventures entered into through ESI, all of which are expected to be funded in 1994. Additionally, the Company and its subsidiaries, primarily ESI, have guaranteed up to approximately $89.2 million of lease obligations, debt service payments and other payments subject to certain contingencies.

13.  Related Party Transactions

FPL Group and FPL periodically provide, at cost, the services of certain executive officers, administrative and clerical personnel, and various equipment to the Company and its subsidiaries. Such direct services are charged to the Company and its subsidiaries primarily on the full cost method. In addition, certain indirect costs of FPL Group, not identifiable to a specific company, are allocated based on each subsidiary's equity, which in management's opinion is reasonable. Such direct and indirect costs for the three years ended December 31, 1993 represented an insignificant portion of total operating expenses. The related amounts due to affiliated companies at December 31, 1993 and 1992 were not material. Advances payable to FPL Group totaled $6.0 million at December 31, 1992 and were repaid during 1993.

Receivables from affiliated companies result primarily from income tax benefits due from FPL Group in accordance with the Tax Allocation Agreement. During 1993, 1992 and 1991 FPL Group paid approximately $52.1 million, $58.6 million and $28.6 million, respectively, to the Company and its subsidiaries in connection with this agreement.

In 1990, the Company loaned $360.0 million, bearing an interest rate of 9.69% for a term of 20 years, to the Trust for the Employee Thrift Plans of FPL Group and FPL (Trust). The noncurrent portion of the remaining loan balance is reflected in receivable from Employee Stock Ownership Plan Trust in the Consolidated Balance Sheets, with the current portion of approximately $3.0 million and $1.9 million included in other receivables at December 31, 1993 and 1992, respectively. The Trust used the loan proceeds to purchase approximately 12 million shares of FPL Group common stock at a price of $29 per share, the closing price on the New York Stock Exchange on December 19, 1990. The Trust is repaying the loan with dividends received on the shares it holds, along with certain cash contributions from the participating employers.

14.  Business Segment Information

Summarized financial information by industry segment is as follows:

                                                        Years Ended December 31,
                                                    1993        1992        1991
                                                         (Thousands of Dollars)
Operating Revenues:
      Non-utility energy                            $4,953      $5,100      $8,243
      Agriculture (1)                               44,038      46,294      42,422
      Cable television                              12,996      14,118      14,230
      Consulting services                           13,866      13,804      13,596
      Leasing                                        1,966       3,006       5,296
      Corporate items and other                     14,598      10,996       8,101
        Total operating revenues                   $92,417     $93,318     $91,888

Operating Income (Loss):
      Non-utility energy                           $(5,371)       $411     $(5,122)
      Agriculture                                    7,477      10,965      10,548
      Cable television                              (2,945)     (6,016)    (12,482)
      Consulting services                            2,995         792       3,326
      Leasing                                        1,908       2,984       5,041
      Corporate items and other                        280      (1,198)     (3,317)
        Total operating income (loss)               $4,344      $7,938     $(2,006)

Equity in Earnings of Partnerships and Joint Ventures:
      Non-utility energy (2)                       $14,487      $5,352        $152
      Corporate items and other                        (60)        (36)        (41)
        Total equity in earnings of partnerships
            and joint ventures                     $14,427      $5,316        $111

Assets:
      Non-utility energy (2)                      $437,829    $345,103    $284,482
      Agriculture                                  170,579     174,602     169,256
      Cable television                               7,482      24,883      38,501
      Consulting services                            5,502       8,669       5,965
      Leasing                                      194,812     131,739     110,975
      Corporate items and other                    449,735     495,500     503,489
        Total assets                            $1,265,939  $1,180,496  $1,112,668

Depreciation and Amortization:
      Non-utility energy                              $138         $88         $78
      Agriculture                                    4,459       4,444       3,755
      Cable television                               3,744       4,829       5,106
      Consulting services                              767         716         464
      Corporate items and other                      2,738       2,031       1,564
        Total depreciation and amortization        $11,846     $12,108     $10,967

Capital Expenditures for Property, Plant and Equipment:
      Non-utility energy                           $12,054        $155         $87
      Agriculture                                    3,295       6,134      11,078
      Cable television                               1,936       2,767       3,718
      Consulting services                               84       1,139         466
      Corporate items and other                        544      32,381       5,362
        Total capital expenditures for property,
            plant and equipment                    $17,913     $42,576     $20,711

(1)   Approximately 27.3%, 18.0% and 11.4% of the Company's total operating revenues in this industry for 1993, 1992 and 1991, respectively, is from a single customer.
(2)   See Note 6.
/TABLE

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) 1. Financial Statements                                    Page(s)

           Independent Auditors' Report                                10
           Consolidated Statements of Operations for the Years
             Ended December 31, 1993, 1992 and 1991                    11
           Consolidated Balance Sheets at December 31, 1993
             and 1992                                                  12
           Consolidated Statements of Cash Flows for the Years
             Ended December 31, 1993, 1992 and 1991                    13
           Notes to Consolidated Financial Statements for the
             Years Ended December 31, 1993, 1992 and 1991              14-24

         2. Financial Statement Schedules (1)

           Schedule IX    Short-Term Borrowings                        27
           Doswell II Limited Partnership Financial Statements (2)     28-43
           Sky River Partnership Financial Statements (2)              44-57

           (1) All other schedules are omitted as not applicable or not required.
           (2) Filed as required by Rule 210.3-09 of Regulation S-X.

         3. Exhibits including those Incorporated by Reference

         Exhibit
         Number                     Description

         *3(i)    Articles of Incorporation of the Company (filed as
                  Exhibit 3.1, File No. 33-6215)

        *3(ii) Bylaws of the Company, as amended (filed as Exhibit 4(b), File No. 33-69786)

         *4(a) Indenture dated as of March 1, 1987 between the Company and Irving Trust Company, as Trustee, including form of Debenture (filed as Exhibit 4.2 to Amendment No. 3, File No. 33-6215)

         *4(b) First Supplemental Indenture dated as of March 1, 1987 (filed as Exhibit 4.3 to Amendment No. 3, File No. 33-
                  6215)

         *4(c) Second Supplemental Indenture dated as of June 1, 1987 (filed as Exhibit 4(e), File No. 33-69786)

         *4(d) Third Supplemental Indenture dated as of September 1, 1987 (filed as Exhibit 4(f), File No. 33-69786)

         *4(e) Fourth Supplemental Indenture dated as of February 1, 1988 (filed as Exhibit 4(g), File No. 33-69786)

         *4(f) Fifth Supplemental Indenture dated as of July 1, 1992 (filed as Exhibit 4(h), File No. 33-69786)

         *4(g) Sixth Supplemental Indenture dated as of May 1, 1993 (filed as Exhibit 4(i), File No. 33-69786)

            10 Support Agreement dated as of December 18, 1985, between the Company and FPL Group

            12    Computation of Ratio of Earnings to Fixed Charges

         23(a)    Independent Auditors' Consent of Deloitte & Touche

         23(b)    Independent Auditors' Consent of Price Waterhouse

* Incorporated herein by reference

     (b) Reports on Form 8-K

         (1) A Current Report on Form 8-K dated November 10, 1993 was filed November 15, 1993 reporting one event under Item 5. Other Events.

         (2) A Current Report on Form 8-K dated November 24, 1993 was filed November 29, 1993 reporting one event under Item 5. Other Events.

                                                                    SCHEDULE IX



                     FPL GROUP CAPITAL INC AND SUBSIDIARIES
                              SHORT-TERM BORROWINGS



           Column A            Column B   Column C    Column D      Column E      Column F
                                                      Maximum       Average       Weighted
                                          Weighted    Amount        Amount        Average
                               Balance    Average     Outstanding   Outstanding   Interest Rate
     Category of Aggregate     at End     Interest    During the    During the    During the
     Short-Term Borrowings     of Year    Rate        Year (1)      Year (2)      Year (3)
                                                (Thousands of Dollars)
Year Ended December 31, 1993

      Commercial paper           -        -                -            -           -


Year Ended December 31, 1992

      Commercial paper           -        -           $19,100       $2,779        4.1%


Year Ended December 31, 1991

      Commercial paper           -        -           $38,000       $5,852        8.7%


(1)  Represents the maximum amount outstanding at any month end.
(2)  Computed by dividing the sum of the daily ending balances by the number of days in the year.
(3)  Computation is based upon the principal amounts weighted by the number of days outstanding.

DOSWELL II LIMITED PARTNERSHIP

Consolidated Financial Statements and Financial Statement
Schedules for the Years Ended December 31, 1993 and 1992 and the
Period October 4, 1991 (Date of Inception) to
December 31, 1991 and
Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


Doswell II Limited Partnership:

We have audited the accompanying consolidated balance sheets of Doswell II Limited Partnership as of December 31, 1993 and 1992, and the related consolidated statements of operations, partners' capital (deficiency), and cash flows for the years ended December 31, 1993 and 1992 and the period October 4, 1991 (date of inception) to December 31, 1991. Our audits also included the related financial statement schedules. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for the years ended December 31, 1993 and 1992 and the period October 4, 1991 (date of inception) to December 31, 1991 in conformity with generally accepted accounting principles. Also in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, Doswell Limited Partnership is involved in litigation relating to the amount and manner of calculating one component of electricity sales. The ultimate outcome of the litigation cannot presently be determined.



DELOITTE & TOUCHE
Certified Public Accountants

Los Angeles, California
March 18, 1994

DOSWELL II LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1993 AND 1992


ASSETS                                                     1993        1992

CURRENT ASSETS:
      Cash and cash equivalents                       $ 10,741,283     $29,650,113
      Restricted cash and cash equivalents              23,309,955       1,665,917
      Accounts receivable - trade                       23,258,167      23,548,884
      Accounts receivable - other (Note 7)               6,004,262       3,255,829
      Fuel inventories (Note 4)                         24,436,876      22,943,831
      Spare parts inventories                            3,388,670       2,607,829
      Other current assets                                 443,456         391,105
        Total current assets                            91,582,669      84,063,508

PROPERTY, PLANT AND EQUIPMENT - Net (Note 2)           378,181,034     390,452,151

DEFERRED FINANCING COSTS - Net                          14,605,201      15,612,868

DEFERRED PREOPERATING EXPENSES - Net                     9,186,875      13,131,013

OTHER ASSETS - Net                                      13,863,894      15,522,320

TOTAL                                                 $507,419,673    $518,781,860



LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

CURRENT LIABILITIES:
      Accounts payable and accrued liabilities          $4,524,688      $4,263,003
      Accrued interest payable                           5,569,373       5,302,980
      Short-term debt (Note 4)                          33,802,522      29,668,871
      Notes payable - current portion (Note 3)          12,500,000      18,000,000
      Subordinated affiliate note payable (Note 5)                       2,723,093
        Total current liabilities                       56,396,583      59,957,947

NOTES PAYABLE (Note 3)                                 379,500,000     436,500,000

SUBORDINATED NOTES PAYABLE (Note 3)                     40,000,000

PARTNER NOTE PAYABLE (Note 5)                                           25,500,000

MINORITY INTERESTS                                         717,432         391,334

COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)

PARTNERS' CAPITAL (DEFICIENCY)                          30,805,658      (3,567,421)

TOTAL                                                 $507,419,673    $518,781,860


See notes to consolidated financial statements.

DOSWELL II LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991


                                              1993           1992          1991

REVENUES:
      Electricity sales (Notes 6 and 7)    $144,542,562   $75,469,206
      Natural gas sales                       9,185,845     4,421,516
      Gain on sale of partnership interest                  3,394,000
      Interest income                         1,014,944       379,629      $3,203
      Other income                              218,642         3,577

        Total revenues                      154,961,993    83,667,928       3,203

EXPENSES:
      Cost of fuel                           58,812,391    20,324,129
      Operating                               9,110,784     4,933,874
      Interest (Notes 3, 4 and 5)            43,067,674    27,684,598     237,985
      Depreciation and amortization          18,616,691    12,739,802
      General and administrative              3,941,260     3,128,883         129
      Taxes other than income taxes           1,065,394       777,419
      Insurance                                 955,470       643,549
      Minority interests                      1,089,903       527,451      (2,349)

        Total expenses                      136,659,567    70,759,705     235,765

NET INCOME (LOSS)                           $18,302,426   $12,908,223   $(232,562)



See notes to consolidated financial statements.

DOSWELL II LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991


                                                             General      Limited
                                                 Total       Partner      Partners

BALANCE, OCTOBER 4, 1991                      $(13,243,082)  $(218,511)   $(13,024,571)

      Net loss                                    (232,562)     (3,355)       (229,207)

BALANCE, DECEMBER 31, 1991                     (13,475,644)   (221,866)    (13,253,778)

      Net income                                12,908,223      95,142      12,813,081

      Special distribution                      (3,000,000)                 (3,000,000)

BALANCE, DECEMBER 31, 1992                      (3,567,421)   (126,724)     (3,440,697)

      Net income                                18,302,426     183,024      18,119,402

      Contributions from partners               29,950,000                  29,950,000

      Distributions to partners                (13,879,347)   (138,793)    (13,740,554)

BALANCE, DECEMBER 31, 1993                     $30,805,658    $(82,493)    $30,888,151



See notes to consolidated financial statements.

DOSWELL II LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993 AND 1992
AND PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991

                                                           1993           1992           1991

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                 $18,302,426    $12,908,223      $(232,562)
      Adjustments to reconcile net income (loss) to net
        cash provided by (used in) operating activities:
         Depreciation and amortization                   18,616,691     12,739,802
         Minority interests                               1,089,903        527,451         (2,349)
         Gain on sale of partnership interest                           (3,394,000)
         Preoperating expenses deferred                     976,706    (11,403,478)    (2,223,459)
         Changes in operating assets and liabilities:
          Accounts receivable                            (2,457,716)   (24,064,881)
          Inventories                                    (2,273,886)   (16,821,525)    (5,019,186)
          Other current assets                              (52,351)    (3,129,754)        (1,183)
          Accounts payable and accrued liabilities          261,685      1,179,931        361,367
          Accrued interest payable                          266,393      5,195,845        107,135

           Net cash provided by (used in)
             operating activities                        34,729,851    (26,262,386)    (7,010,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                 (555,453)    (6,479,884)   (19,568,450)
      Increase in restricted cash and cash equivalents  (21,644,038)    (1,665,917)
      Increase in other assets                               (4,509)    (6,548,367)
      Proceeds from sale of partnership interest                         3,000,000

        Net cash used in investing activities           (22,204,000)   (11,694,168)   (19,568,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Repayments of) proceeds from notes payable       (62,500,000)    46,765,179     24,153,780
      Proceeds from short-term debt                       4,133,651     26,407,918
      Proceeds from subordinated notes payable           40,000,000
      Special distribution to partner                                   (3,000,000)
      Repayment of notes payable                                                      (25,500,000)
      Proceeds from partner note payable                                               25,500,000
      (Repayments of) proceeds from subordinated
        affiliate note payable                           (2,723,093)       302,220      2,420,873
      Increase in deferred financing costs                 (152,087)    (3,267,327)      (240,218)
      Contributions by partners                           4,450,000
      Net distributions to minority interests              (763,805)
      Distributions to partners                         (13,879,347)

        Net cash (used in) provided by
         financing activities                           (31,434,681)    67,207,990     26,334,435

See notes to consolidated financial statements.(Continued)

DOSWELL II LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991


                                              1993            1992           1991

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                $(18,908,830)    $29,251,436    $(244,252)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                   29,650,113         398,677      642,929

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                        $10,741,283     $29,650,113     $398,677

SUPPLEMENTAL DISCLOSURE OF CASH
      FLOW INFORMATION - Cash paid
          during the year for interest
          (net of amount capitalized)      $42,801,281      $7,766,421

SUPPLEMENTAL SCHEDULE OF NONCASH
      FINANCING ACTIVITY -
      During 1993 the $25,500,000
          partner note payable was
          converted to partners' capital
          (see Notes 3 and 5).



See notes to consolidated financial statements.(Concluded)

DOSWELL II LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991

1.  GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING POLICIES

    General - Doswell II Limited Partnership (Doswell II LP) was formed to replace Doswell II, Inc. (Doswell II) as the sole limited partner of Doswell Limited Partnership (DLP). DLP was formed to develop, construct, own and operate a 665 megawatt independent power production facility (the Facility) in Hanover County, Virginia. The Facility generates electric power for sale to Virginia Electric and Power Company (Virginia Power) primarily by burning natural gas with oil as a backup fuel. Commercial operations commenced in May 1992.

    DLP Reorganization - On October 4, 1991, the ownership structure of DLP was reorganized (the Reorganization). Under the terms of the Reorganization, Diamond Energy, Inc. (DEI), a wholly owned subsidiary of Mitsubishi Corporation (Mitsubishi), sold all of the capital stock of Doswell I, Inc. (Doswell I), the general partner of DLP, to Diamond - Hanover, Inc. (DHI), also a wholly owned subsidiary of Mitsubishi and an affiliate of DEI; Doswell II, Inc. (Doswell II) was replaced by Doswell II LP as the sole limited partner of DLP; Doswell II LP's initial partners were Doswell II and Doswell III, Inc. (Doswell III), both wholly owned subsidiaries of DEI. Doswell III is the sole general partner of Doswell II LP.

    On December 6, 1991, ESI Doswell Limited Partnership (ESI Doswell LP), whose partners are both wholly owned subsidiaries of ESI Energy, Inc.
    (ESI), a wholly owned subsidiary of FPL Group Capital Inc (FPL), which is a wholly owned subsidiary of FPL Group, Inc., became a limited partner in Doswell II LP by assuming $25,500,000 of the $30,000,000 equity obligation required to convert DLP's construction loan to a term facility.

    On July 14, 1992, Doswell II LP sold a portion of its interest in DLP to North Anna Power Company (NAPC) and recognized a gain of $3,394,000. Doswell I is the general partner, and NAPC and Doswell II LP are the limited partners in DLP; and Doswell III is the general partner, and Doswell II and ESI Doswell LP are the limited partners in Doswell II LP.

    Under the terms of the Third Amended and Restated Articles of Limited Partnership of DLP, Doswell I is allocated one percent of all income, loss, tax deductions and cash distributions; allocations to Doswell II
    LP and NAPC are in varying ratios over time based upon the after-tax net present value of allocations to NAPC at the end of each prior calendar year. Under the terms of the Amended and Restated Agreement of Limited Partnership of Doswell II LP, Doswell III is allocated one percent of all income, loss, tax deductions and cash distributions; allocations to Doswell II and ESI Doswell LP are in varying ratios over time based upon the net present value of aggregate cash distributions to ESI Doswell LP at the end of each prior calendar year.

    The following is a summary of Doswell II LP's significant accounting policies:

    Principles of Consolidation - Doswell II LP's consolidated financial statements include the accounts of, and reflect Doswell I's and NAPC's minority interests in, DLP. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

    Cash Equivalents - Doswell II LP considers all highly liquid investments purchased within three months of their maturity to be cash equivalents.

    Restricted Cash and Cash Equivalents - Restricted cash and cash equivalents represent amounts, consisting primarily of debt service and operations and maintenance reserves, which are restricted as to their use.

    Inventories - Fuel inventories are stated at the lower of weighted average cost or market; spare parts inventories are stated at cost, determined by specific identification.

    Property, Plant and Equipment - Property, plant and equipment are stated at cost. Depreciation is generally provided using the straight-line method over estimated useful lives ranging from three to forty years. Interest of $9,209,079 was capitalized during 1992 prior to the commencement of commercial operations. Interest of $8,242,781 was capitalized during the period October 4, 1991 to December 31, 1991.

    Deferred Financing Costs - Loan origination and other financing costs have been capitalized and are being amortized over the lives of the term loan and subordinated debt. Accumulated amortization at December 31, 1993 and 1992 was $1,723,295 and $563,541, respectively.

    Deferred Preoperating Expenses - Start-up expenses, consisting primarily of fuel and labor costs net of start-up revenues, have been capitalized and are being amortized over five years. Accumulated amortization at December 31, 1993 and 1992 was $4,943,444 and $1,976,012, respectively.

    Other Assets - Costs associated with the acquisition of power purchase and operating agreements have been capitalized and are being amortized over the twenty-five year lives of the agreements. Organization costs are being amortized over five years. Accumulated amortization at December 31, 1993 and 1992 was $1,902,689 and $239,754, respectively.

    Income Taxes - Doswell II LP has no liability for income taxes. Income is taxed to the partners based on their allocated share of taxable income
    (loss). Therefore, no provision or liability for income taxes has been included in these financial statements.

    Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents approximates fair value because of the short maturities of these instruments. DLP's notes payable and short-term debt approximate fair value because their interest rates are based upon variable reference rates. The fair value of DLP's interest rate swaps (used for hedging purposes) is the estimated amount DLP would have to pay to terminate the swap agreements taking into account current interest rates and the current creditworthiness of the swap counterparties. The estimated termination cost associated with the interest rate swaps at December 31, 1993 and 1992 is approximately $59,000,000 and $60,400,000, respectively. The carrying amount of the subordinated notes payable approximates fair value at December 31, 1993.

    Reclassifications - Certain reclassifications have been made to the 1992 and 1991 financial statements to conform with the 1993 presentation.

2.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                   1993           1992

        Land                                    $4,766,221      $4,766,221
        Plant, machinery and equipment         395,598,308     395,361,268
        Furniture, fixtures and equipment          603,574         285,157

                                               400,968,103     400,412,646
        Less accumulated depreciation and
         amortization                          (22,787,069)     (9,960,495)

        Net property, plant and equipment     $378,181,034     $390,452,151

3.  NOTES PAYABLE

    DLP entered into a Construction Loan and Term Facility dated June 4, 1990 with Credit Suisse (the Agreement). DLP also entered into an eighteen-year Subordinated Credit Agreement whereby the lender agreed to fund $40,000,000 to be used to repay a portion of the construction loan on the date the construction loan converted to a term facility.

    On April 30, 1993, DLP converted its construction loan into a $410,000,000, fifteen-year senior term loan by the partners' contribution of $30,000,000 of equity required to pay down the construction loan and the satisfaction of various other conditions. In addition, the $40,000,000 subordinated loan was funded on April 30, 1993, with the proceeds used to pay down an additional portion of the construction loan.

    DLP may select the interest rate for the senior term loan from three alternatives: two bank reference rates plus applicable margins or the London Interbank Offer Rate plus a margin. The interest rate on the subordinated debt is fixed at 12.79%. The subordinated loan will amortize over eighteen years.

    Obligations under the Agreement and the Subordinated Credit Agreement will mature as follows:


        Year Ending
        December 31

         1994                                                    $12,500,000
         1995                                                     14,250,000
         1996                                                     16,250,000
         1997                                                     18,000,000
         1998                                                     19,750,000
         Years subsequent to December 31, 1998                   351,250,000

                                                                $432,000,000


    The Agreement and the Subordinated Credit Agreement contain various restrictive covenants, including the maintenance of certain reserve accounts and debt coverage ratios. Failure to meet such covenants may result in penalties which include restrictions on distributable cash and increases in borrowing costs. Substantially all assets, rights, income and title of the Facility are pledged as collateral on the notes payable and the subordinated debt.

    DLP has entered into interest rate swap agreements to reduce the impact of changes in interest rates on its floating rate long-term debt. At December 31, 1993, DLP had four interest rate swap agreements outstanding with total notional principal amounts of $313,600,000. Those agreements effectively change DLP's interest rate exposure on a portion of the senior term loan through 2002 to an average all-in borrowing cost of 10.7 percent. DLP is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, DLP does not anticipate nonperformance by the counterparties, all of whom are affiliated with Credit Suisse.

4.  SHORT-TERM DEBT

    The Agreement also provides for a working capital loan commitment up to an aggregate maximum principal amount of $38,000,000 for natural gas and fuel oil purchased by DLP (the Working Capital Facility) which will remain available until 2007. Working capital loan repayments are tied to fuel inventory usage. Interest rate and period alternatives are similar to those for the senior term loan (see Note 3).

5.  RELATED PARTY TRANSACTIONS

    Under the terms of a project service agreement, DLP paid DEI $330,000 and $220,000 during 1992 and the period October 4, 1991 to December 31, 1991, for project management services, which amounts have been capitalized.

    Under the terms of the Articles of Limited Partnership, DLP reimbursed Doswell I $56,135 and $39,032 during 1993 and 1992, respectively, for management expenses incurred.

    On December 6, 1991, FPL loaned $25,500,000 to Doswell II LP (the Partner Note Payable), which Doswell II LP loaned to DLP. The Partner Note Payable had an interest rate and period identical to the construction loan notes payable and was classified as long-term at December 31, 1992 as it had a mandatory conversion provision whereby it funded $25,500,000 of the $30,000,000 of equity required to convert DLP's construction loan to a term facility. On April 30, 1993, the Partner Note Payable was converted to equity in conjunction with the conversion of the construction loan to a term loan (see Note 3). Interest of $493,507 on the Partner Note Payable was capitalized during 1992 prior to commercial operations and $107,135 was capitalized during the period October 4, 1991 to December 31, 1991. During 1993 and 1992, interest expense of $362,954 and $849,845, respectively, on the Partner Note Payable was recognized subsequent to the commencement of commercial operations.

    DLP had also borrowed funds from Doswell I, which loans were subordinated to all other DLP debt (the Subordinated Affiliate Note Payable) and bore interest at prime plus two percent. Principal and interest were repaid in May 1993. Interest of $83,678 on the Subordinated Affiliate Note Payable has been capitalized, including $73,418 and $10,260 in 1992 and 1991, respectively. Interest expense of $83,397 and $122,143 on the Subordinated Affiliate Note Payable was recognized subsequent to the commencement of commercial operations during 1993 and 1992, respectively.

    Doswell II LP pays Doswell III $5,000 per month for general management services.

6.  COMMITMENTS AND CONTINGENCIES

    DLP has entered into two long-term power purchase and operating agreements with Virginia Power for the sale of all electricity produced at the Facility for periods of twenty-five years each; long-term natural gas transportation and storage agreements with CNG Transportation Corporation for periods of fifteen years with options to extend for an additional five years; and a twenty-five year natural gas transportation agreement with Virginia Natural Gas. At December 31, 1993, letters of credit established as security for payments to be made under certain of these agreements total $14,075,000.

    DLP has entered into various contracts committing it to make substantial payments in the ordinary course of its business to certain vendors in connection with the operation of the Facility.

7.  LITIGATION

    DLP and Virginia Power are involved in litigation related to the amount and manner of calculating one component of electricity sales. DLP has accrued an aggregate $5,940,000 through December 31, 1993 in accounts receivable-other and has recognized revenue of $3,200,000 and $2,740,000 during the years ended December 31, 1993 and 1992, respectively, which is less than the amount to which management believes it is entitled. The issues in dispute include a determination of Virginia Power's costs for certain elements of fuel transportation and whether the payments to DLP should be based upon all or only a portion of those costs. The ultimate outcome of this litigation cannot presently be determined.


                                  * * * * * *

DOSWELL II LIMITED PARTNERSHIP

SCHEDULE IV - INDEBTEDNESS OF AND TO RELATED PARTIES - NOT CURRENT FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991



                                      Indebtedness of                         Indebtedness to
                       Balance at                         Balance    Balance at                                  Balance
                       Beginning   Additions  Deductions  at End     Beginning     Additions     Deductions      at End

Period October 4, 1991
  to December 31, 1991

  FPL Group Capital Inc                                              $  -          $25,500,000   $  -            $25,500,000


Year ended December 31, 1992

  FPL Group Capital Inc                                              $25,500,000   $  -          $  -            $25,500,000


Year ended December 31, 1993

  FPL Group Capital Inc                                              $25,500,000   $  -          $25,500,000(a)  $  -


(a)  Note converted to equity in conjunction with the conversion of the construction loan to a term loan.
/TABLE

DOSWELL II LIMITED PARTNERSHIP

SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991



                                      Balance at                               Other        Balance at
                                      Beginning    Additions     Retirements    Add         End of
                                      of Period     at Cost      and Sales    (Deduct)      Period

Period October 4, 1991
   to December 31, 1991

   Land                                 $   -         $4,504,932   $  -        $   -          $4,504,932
   Plant, machinery and equipment           -           -             -            -              -
   Furniture, fixtures and equipment        -           -             -            -              -
   Construction work-in-progress            -        389,033,830      -            -         389,033,830

                                        $   -       $393,538,762   $  -        $   -        $393,538,762

Year ended December 31, 1992

   Land                                 $4,504,932      $261,289   $  -        $   -          $4,766,221
   Plant, machinery and equipment           -           -             -         395,361,268  395,361,268
   Furniture, fixtures and equipment        -            285,157      -            -             285,157
   Construction work-in-progress       389,033,830     6,327,438      -        (395,361,268)       -

                                      $393,538,762    $6,873,884   $  -        $   -        $400,412,646

Year ended December 31, 1993

   Land                                 $4,766,221    $ -          $  -        $   -          $4,766,221
   Plant, machinery and equipment      395,361,268       237,040      -            -         395,598,308
   Furniture, fixtures and equipment       285,157       318,417      -            -             603,574

                                      $400,412,646      $555,457   $  -        $   -        $400,968,103

DOSWELL II LIMITED PARTNERSHIP

SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND
AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992 AND THE
PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991



                                                   Additions
                                      Balance at   Charged to                  Balance at
                                      Beginning    Costs and     Retirements   End of
                                      of Period    Expenses      and Sales     Period

Period October 4, 1991
  to December 31, 1991

  Plant, machinery and equipment       $   -          $  -       $   -            $      -
  Furniture, fixtures and equipment        -             -           -                   -

                                       $   -          $  -       $   -            $      -

Year ended December 31, 1992

  Plant, machinery and equipment $         -      $  9,951,146   $   -          $9,951,146
  Furniture, fixtures and equipment        -             9,349       -               9,349

                                       $   -      $  9,960,495   $   -          $9,960,495

Year ended  December 31, 1993

  Plant, machinery and equipment      $9,951,146   $12,569,776   $   -         $22,520,922
  Furniture, fixtures and equipment        9,349       256,798       -             266,147

                                      $9,960,495   $12,826,574   $   -         $22,787,069
/TABLE

DOSWELL II LIMITED PARTNERSHIP

SCHEDULE IX - SHORT-TERM BORROWINGS
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992 AND
THE PERIOD OCTOBER 4, 1991 (DATE OF INCEPTION) TO DECEMBER 31, 1991



                                                                                            Weighted
                                                                              Average       average
                                                                Maximum       amount        interest
                                                   Weighted     amount        outstanding   rate
                                     Balance at    average      outstanding   during        during the
                                     end of        interest     during the    the period    period
                                     Period        rate         period        (b)           (c)

December 31, 1991

       Working Capital Facility (a)  $ 3,260,953   5.875%       $3,738,161   $ 1,664,246    5.9762%

December 31, 1992

       Working Capital Facility (a)  $29,668,871   4.3125% $  38,000,000     $21,610,328    4.7917%

December 31, 1993

       Working Capital Facility (a)  $33,802,522   4.0313% $  38,000,000     $27,323,663    4.2157%


(a)  Working Capital Facility provides up to an aggregate maximum principal amount of
     $38,000,000 for fuel and oil purchases until 2007.
(b)  Average amount outstanding computed by dividing the sum of the daily outstanding balances by the number of days in the period.
(c)  Weighted average interest rate computed by dividing total interest expense for the period by the average amount outstanding.

DOSWELL II LIMITED PARTNERSHIP

SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1992



                                                           1993              1992

Maintenance and repairs                               $  1,746,484         $  198,739

Depreciation                                          $ 12,826,574         $9,960,495

Amortization - Deferred preoperating costs            $  2,967,425         $1,976,012

                              SKY RIVER PARTNERSHIP


                        REPORT AND FINANCIAL STATEMENTS


                        DECEMBER 31, 1993, 1992 AND 1991

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners of Sky River Partnership

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Sky River Partnership at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As further described in the notes to the financial statements, the Partnership has extensive transactions and relationships with its affiliates. Because of these relationships, it is possible that the terms of these transactions may not be the same as those that would result from transactions among wholly unrelated parties.





PRICE WATERHOUSE
Woodland Hills, California
February 11, 1994

                            SKY RIVER PARTNERSHIP

                                BALANCE SHEET


                                                                   December 31,
                                                             1993               1992
                                         ASSETS
Current assets:
  Cash and cash equivalents                             $  9,979,000        $  7,111,000
  Restricted cash (Note 3)                                 2,777,000             757,000
  Accounts receivable                                      2,954,000           3,127,000
  Prepaid assets                                           1,473,000           1,754,000

             Total current assets                         17,183,000          12,749,000

Noncurrent assets:
  Wind energy generating system (Notes 2 and 3)          136,233,000         136,233,000
  Less:  Accumulated depreciation                        (17,301,000)        (10,489,000)

                                                         118,932,000         125,744,000
  Deferred debt issue costs, net of accumulated
   amortization of $1,502,000 and $904,000                 4,601,000           5,199,000
  Deferred organization costs, net of accumulated
    amortization of $717,000 and $517,000                    283,000             484,000
  Investment in Sagebrush Line (Note 5)                    8,785,000           9,287,000

                                                        $149,784,000        $153,463,000

                       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Current liabilities:
  Current portion of notes payable (Note 3)             $  1,662,000        $    992,000
  Accounts payable and accrued expenses                    2,039,000           2,778,000
  Amounts due to related parties (Note 4)                    112,000             101,000
  Accrued insurance                                          401,000             406,000

             Total current liabilities                     4,214,000           4,277,000

Note payable, less current portion (Note 3)              119,250,000         120,250,000
Subordinated notes payable to ESI Energy, Inc. (Note 3)   13,496,000          14,458,000

             Total noncurrent liabilities                132,746,000         134,708,000

Partners' capital (deficit): (Note 1)
  ESI Sky River Limited Partnership                       13,774,000          15,277,000
  Zond Sky River Development Corporation                    (950,000)           (799,000)

             Total partners' capital                      12,824,000          14,478,000

                                                        $149,784,000        $153,463,000


See accompanying notes to financial statements.

                              SKY RIVER PARTNERSHIP

                             STATEMENT OF OPERATIONS



                                                          For The Year Ended
                                                              December 31,
                                              1993                 1992            1991
Revenues:
  Electricity sales                       $26,707,000        $ 20,753,000     $ 7,677,000
  Interest income                             155,000             114,000         215,000

        Total revenues                     26,862,000          20,867,000       7,892,000

Costs and expenses:
  Depreciation and amortization             7,610,000           7,448,000       4,357,000
  Interest                                  8,277,000           8,825,000       4,922,000
  Maintenance and operating costs
   (Notes 1 and 4)                          3,493,000           3,092,000       1,539,000
  Equity in loss of Sagebrush Line            502,000             502,000         461,000
  Other                                     2,148,000           1,858,000       1,062,000

        Total costs and expenses           22,030,000          21,725,000      12,341,000

Net income (loss)                         $ 4,832,000          ($ 858,000)    ($4,449,000)



See accompanying notes to financial statements.

                             SKY RIVER PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                               DECEMBER 31, 1993




                                              ESI                 Zond
                                              Sky River           Sky River
                                              Limited             Development
                                              Partnership         Corporation   Total

Net loss for the period from June 7,
 1990 (inception) through December 31,
 1990 (Note 1)                                ($    309,000)      ($   3,000)     ($ 312,000)

Capital contributions, net of placement
 costs of $903,000 through December 31,
 1991                                            20,097,000                -      20,097,000

  Net loss (Note 1)                              (3,782,000)        (667,000)    (4,449,000)

Balance at December 31, 1991                     16,006,000         (670,000)    15,336,000

  Net loss (Note 1)                                (729,000)        (129,000)      (858,000)

Balance at December 31, 1992                     15,277,000         (799,000)    14,478,000

  Distributions to partners (Note 1)             (5,610,000)        (876,000)    (6,486,000)

  Net income (Note 1)                             4,107,000          725,000      4,832,000

Balance at December 31, 1993                   $ 13,774,000       ($ 950,000)   $12,824,000




See accompanying notes to financial statements.

             SKY RIVER PARTNERSHIP

            STATEMENT OF CASH FLOWS
          INCREASE (DECREASE) IN CASH

                                                                                   For The Year Ended
                                                                                      December 31,
                                                                       1993              1992             1991
Cash flows from operating activities:
  Net income (loss)                                                $ 4,832,000       ($  858,000)    ($  4,449,000)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities -
      Depreciation and amortization                                  7,610,000         7,448,000         4,357,000
      Equity in loss of Sagebrush Line                                 502,000           502,000           461,000
  Changes in assets and liabilities:
      Accounts receivable                                              173,000          (438,000)       (2,689,000)
      Prepaid expenses                                                 281,000          (669,000)         (534,000)
      Interest receivable                                                    -                 -           126,000
      Other assets                                                           -           (17,000)          400,000
      Accounts payable and accrued expenses                           (738,000)        1,781,000        (1,692,000)
      Amounts due to related parties                                    11,000           (28,000)      (13,195,000)
      Accrued insurance                                                 (5,000)          (86,000)          418,000

        Net cash provided by (used in) operating activities         12,666,000         7,635,000       (16,797,000)

Cash flows from investing activities:
  Payments for construction of wind energy
   generating system                                                         -                -        (93,817,000)
  Investment in Sagebrush Line                                               -                -            (50,000)
  Collection on note from related party                                      -                -          2,000,000
  Payments of organization costs                                             -                -           (100,000)

          Total cash used in investing activities                            -                -        (91,967,000)

Cash flows from financing activities:
  Payments under loan agreements                                    (1,292,000)      (1,300,000)       (10,200,000)
  Distributions to partners                                         (6,486,000)               -                  -
  Proceeds from capital contribution                                         -                -         21,000,000
  Borrowings under Construction Loan Agreement                               -                -        123,138,000
  Repayments of Construction Loan                                            -                -       (158,000,000)
  Borrowings under Term Loan Agreement                                       -                -        122,000,000
  Subordinated borrowings from related party                                 -                -         15,000,000
  Repayment of note payable to related party                                 -                -         (2,000,000)
  Payments of debt issue costs                                               -                -         (1,276,000)

          Total cash (used in) provided by financing activities     (7,778,000)      (1,300,000)       109,662,000

Net increase in cash                                                 4,888,000        6,335,000            898,000

Unrestricted and restricted cash and cash equivalents at beginning
 of period                                                           7,868,000        1,533,000            635,000

Unrestricted and restricted cash and cash equivalents at end
 of period                                                         $12,756,000      $ 7,868,000        $ 1,533,000

Supplemental disclosures:
  Cash paid during the year for interest                           $ 9,280,000      $ 6,482,000        $ 9,461,000


See accompanying notes to financial statements.

                               SKY RIVER PARTNERSHIP


                           NOTES TO FINANCIAL STATEMENTS



NOTE 1 - THE PARTNERSHIP:

Sky River Partnership, a California general partnership (the "Partnership" or "Sky River"), was formed on June 7, 1990 to design, construct and operate a system of 342 Vestas model V27-225 KW wind turbine electric generators (the "Turbines"). The Turbines, together with a power transfer system, form an integrated power generating facility (the "Windsystem") near Tehachapi, California. Power generated by the Windsystem is sold to Southern California Edison ("SCE") under thirty-year power purchase agreements ("Power Purchase Contracts"). The Project became fully operational in November 1991.

The general partners of the Partnership are Zond Sky River Development Corporation ("Zond SR"), a wholly owned subsidiary of Zond Systems, Inc. ("Zond"), and ESI Sky River Limited Partnership ("ESI SR"), an affiliate of ESI Energy Inc. ("ESI"). Zond is a developer and operator of commercial wind-powered electric generating facilities. ESI is a wholly owned subsidiary of the FPL Group, a major regional utility holding company. Under the terms of the Partnership Agreement, Zond SR acts as the managing partner.

The Project was constructed for a total cost of $158,000,000. Under the Partnership Agreement, ESI SR and Zond SR earned $6,200,000 and $8,000,000, respectively, in net developers' fees as compensation for certain services provided in developing the Project.

Upon conversion to term debt financing on December 18, 1991, ESI made a capital contribution of $21,000,000 in cash and provided subordinated financing of $15,000,000, the proceeds of which were used by the Partnership to pay construction loans (see Note 3). Zond contributed certain intangible assets, including Power Purchase Contracts and land easements. These contributions have not been assigned a value by the Partnership.

The accompanying financial statements include substantial transactions with related parties. These transactions are further described in Notes 3 and 4.

A summary of the major agreements entered into by the Partnership is set forth below:

(1)      Windsystem Construction Agreement

         During the construction period of the Windsystem, Zond provided construction, installation, engineering, project management and technical services to the Partnership. Zond received reimbursement of direct construction costs, comprised principally of subcontract labor, substation and transmission line equipment, and equipment rental, under a fixed price contract of $45,000,000.

(2)      Grant of Wind Park Easement and Easement Agreement

         Zond owns and holds leasehold rights to the land on which the Windsystem is located. Zond has granted the Partnership exclusive easement rights to the operating site. In return, the Partnership will pay Zond a quarterly easement royalty of 2% of gross operating proceeds arising from Windsystem operations. Easement royalties totalled $587,000, $407,000 and $115,000 for 1993, 1992 and 1991, respectively.

(3)      Windsystem Management Agreement

         The Partnership has contracted with Zond for the operation and management of the Windsystem (exclusive of the Turbines). The agreement also requires the performance of certain ancillary management services, including the monitoring and collection of Partnership revenues, insurance and warranty claims (see Note 4).

(4)      Partnership Agreement

         The Partnership agreement designates Zond SR as managing partner. In that capacity, Zond SR provides managerial services including administration and payment of all Partnership expenses (see Note 4).

(5)      Wind Turbine Generator Warranty and Maintenance Agreement

         The Partnership has contracted with Vestas Windsystems A/S ("Vestas"), the Danish manufacturer of the Turbines, to provide turbine maintenance and repair services. The agreement also requires Vestas to replace defective parts, correct design flaws and warrant specified levels of Turbine performance for a period of five years from the date the final turbine is placed in service (see Note 4).

(6)      SCE Power Purchase Contracts

         The Partnership sells the electric power provided by the turbines to SCE pursuant to three power purchase contracts which have a term of thirty years. During the initial ten years of the agreement, SCE purchases the power produced based upon forecasted annual marginal costs of energy and capacity (which range from $.0944 per kilowatt hour ("kwh") to $.1828 per kwh). Subsequent to the initial ten years, the agreements provide for energy and capacity payments based on SCE's variable avoided costs of providing capacity and producing energy.

(7)      Lease of Vestas V-39 Turbine

         In November 1991, the Partnership entered into an operating lease of a single V39-500 KW Turbine with Vestas Windsystems A/S ("Vestas"). The ten-year lease (commencing January 1992) is cancelable at the option of Vestas upon thirty days written notice. Quarterly lease payments represent 85% of the gross operating proceeds less insurance and taxes. Such lease costs totalled $154,000, $109,000 and $0 for 1993, 1992 and 1991, respectively.

The Partnership's significant distributions and allocations are as follows:

(1) Profits and losses will be allocated to ESI SR and Zond SR in the following manner:

                        Period                         ESI SR      ZSI SR

         Inception to December 31, 1990                  99%         1%
         January 1, 1991 - December 31, 1999             85%        15%
         January 1, 2000 - December 31, 2009             60%        40%
         January 1, 2010 - December 31, 2020             40%        60%

(2) Cash is distributable to partners to the extent not needed to make debt service payments, maintain a minimum operating cash balance, and to fund the debt service reserve as prescribed by the credit agreement. Distributions of cash will be made pursuant to decisions of a management committee composed of representatives of ESI SR and Zond
         SR.  Distributions to each partner will be allocated as follows:

                        Period                         ESI SR      ZSI SR

         June 7, 1990 - December 31, 1995                86.5%      13.5%
         January 1, 1996 - December 31, 2006             60.0%      40.0%
         January 1, 2007 - December 31, 2010             50.0%      50.0%
         January 1, 2011 - December 31, 2020             40.0%      60.0%

Generally, gains or losses, if any, upon the eventual liquidation of the Partnership are to be based on the relative value of each partner's tax basis capital account. No distributions were made prior to 1993. Cash distributions in 1993 totalled $6,486,000. During January 1994, cash distributions totalling $5,546,000 were made to the partners.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

Wind Energy Generating and Electrical Transfer System

All costs, including interest of $5,301,000, incidental to the construction of the Windsystem have been capitalized. Additions to the Windsystem totalled $93,817,000 during 1991; there have been no additions to the Windsystem in 1992 and 1993. Depreciation is being charged using the straight-line method over the Windsystem's and electrical transfer system's estimated useful lives of twenty years, which commenced as turbines were placed in service by the Partnership. Depreciation expense totalled $6,812,000, $6,812,000 and $3,677,000 for 1993, 1992 and 1991, respectively.
Accumulated depreciation totalled $17,301,000, $10,489,000 and $3,678,000 at December 31, 1993, 1992 and 1991, respectively.

Electricity Sales

Power generated by the Windsystem is recognized as income upon delivery of power to SCE at fixed prices as stipulated under the Power Purchase Contracts with SCE.

Restricted Cash

Certain cash accounts are subject to restrictions pursuant to the project financing agreement.

Financial Instruments

Financial instruments which potentially subject the Partnership to concentration of credit risk consist of temporary cash investments. The Partnership places its temporary cash investments in money market accounts with the financial institution to which the Partnership is indebted under its financing agreements (Note 3). Historically, the Partnership has not incurred any credit related losses.

Investment in Sagebrush Line

The Partnership accounts for its interests in the Sagebrush power transmission line (the "Sagebrush Line") using the equity method (Note 5).

Income Taxes

No provision for federal income taxes is necessary in the financial statements of the Partnership because, as a partnership, it is not subject to federal income tax and the tax effect of its activities accrues to the partners.

Deferred Organizational Costs

The Partnership deferred certain organizational costs and is amortizing these costs using the straight-line method over a five-year period. Amortization expense relating to deferred organizational costs totalled $200,000, $200,000 and $217,000 for 1993, 1992 and 1991, respectively.

Deferred Debt Issue Costs

The Partnership deferred certain debt issue costs, principally legal fees relating to the issuance of the construction loans and conversion to a term loan, and is amortizing these costs using the interest method over the twelve-year term of the loans (see Note 3). Amortization expense relating to deferred debt issue costs totalled $598,000, $436,000 and $468,000 for 1993, 1992 and 1991, respectively.

Prepaid Insurance

The Partnership is amortizing its prepaid insurance premiums using the straight-line method over the related policies' terms.


NOTE 3 - PROJECT FINANCING:

Construction and Term Loans

In December 1990, the Partnership entered into a $158 million credit agreement (the "Agreement") with a group of banks which provided funding for the construction of the Windsystem in the form of a series of notes payable (the "Construction Loans"). The Construction Loans matured on the date of conversion to term financing. During the construction period, the Partnership entered into various interest rate swap transactions to hedge against changes in LIBOR. These transactions effectively fixed the interest rate at 6.56% from May 14, 1991 through November 29, 1991. The net effect of the hedge transactions is recorded as an adjustment to interest costs during the period.

Upon maturity of the Construction Loans, ESI SR contributed $36,000,000 towards repayment of the Construction Loans, comprising $21,000,000 in a capital contribution (see Note 1) and $15,000,000 in subordinated debt as described below. The remaining balance of $122,000,000 was converted to a twelve-year term loan (the "Term Loan"). The Term Loan is payable in semi-annual installments, plus interest at LIBOR plus 1.875%. The Partnership may from time to time fix the interest rate for a period of time based upon the LIBOR rate at that time. The Partnership fixed the interest rate for the period from October 30, 1993 through January 31, 1994 at 5.3125%. The Term Loan is secured by the Partnership's assignment of all of its rights in all tangible property, as well as all agreements and contracts relating to the Windsystem, its operations, maintenance and management. The Partnership is required to remit an annual administration fee of $75,000 on the Term Loan. The Partnership must periodically submit operating and capital budgets to the lenders as a condition of the use of any operating cash. The fair value of the Term Loan is equivalent to the value carried in the financial statements due to the loan's variable LIBOR rate provisions.

The Partnership is required to maintain a debt reserve account which is funded on each term facility repayment date to the extent the balance is less than projected debt service for the following six-month period, and only
after cash is provided for working capital requirements.   Deposits to this
account are subject to funding of the Partnership's current operating cash requirements and a $750,000 working capital balance. The debt reserve account balance at December 31, 1993 and 1992 was $2,777,000 and $757,000, respectively. For the initial six term facility repayments, the maximum debt reserve contributions are prescribed by the credit agreement. Subject to working capital funding and the six month limitation, the balance would reach $7,500,000 by the sixth term facility repayment date. Thereafter, the maximum reserve balance will equal projected debt service for the six-month period following each term facility repayment date. The projected debt service reserve requirement is not expected to exceed approximately $11,000,000 in any six-month period.

ESI Participation

ESI has purchased a subordinated fractional interest in the Term Loan commitment of Credit Suisse in the amount of $20,000,000.

Subordinated Debt

At the date of conversion to the Term Loan, ESI purchased from the Project lenders $15,000,000 of the original Construction Loans and converted such debt into unsecured notes payable, which are subordinated to the Term Loan. Repayment is due semiannually, subject to the priority repayment of the Term Loan installments and availability of funds after operating expense and minimum balance requirements, as described above, have been met. Interest is payable on the outstanding balance at LIBOR plus 5%. In 1991, ESI received a $150,000 financing fee from the Partnership for its loan. Interest costs of approximately $1,290,000, $389,000 and $50,000 relative to this agreement were incurred in 1993, 1992 and 1991, respectively. The fair value of the subordinated loan is equivalent to the value carried in the financial statements due to the loan's variable LIBOR rate provisions.

Future Maturities

Future scheduled principal repayments under the project financing agreements are as follows:


         For the Year Ending                  Subordinated
         December 31         Term Loan        Notes Payable  Total

         1994                $  1,000,000     $   662,000    $  1,662,000
         1995                   2,250,000         757,000       3,007,000
         1996                   3,500,000         864,000       4,364,000
         1997                   5,500,000         987,000       6,487,000
         1998                   8,200,000       1,127,000       9,327,000
         Thereafter            99,800,000       9,761,000     109,561,000

                             $120,250,000     $14,158,000    $134,408,000

NOTE 4 - RELATED PARTY TRANSACTIONS:

In addition to transactions and relationships described elsewhere in the footnotes to the financial statements, the Partnership has the following related party transactions and relationships:

(1) Prior to finalization of the Agreement, the Partnership obtained interim financing from ESI. The borrowings from ESI consisted of two notes: one for $8,500,000 and the other for $12,000,000, each were unsecured and earned interest at an annual rate of 11.5%. At the time of the first advance (December 26, 1990) under the Agreement, ESI was repaid $18,212,000 of principal and $497,000 of accrued interest. All interest costs relating to this loan have been capitalized. The remaining note balance and accrued interest in the amount of $291,000 was paid in full during the construction phase of the project.

(2) Zond SR and ESI SR were entitled to receive developers' fees of up to $10,000,000 and $7,000,000, respectively, as compensation for their services in developing the projects, subject to reduction due to construction overruns in accordance with a formula specified in the Partnership Agreement. Zond SR and ESI SR earned $8,000,000 and $6,200,000, respectively, in developers' fees from the project.

(3) The Partnership has contracted with Vestas to maintain the Turbines during their first five years of operation (see Note 1). Under the terms of this agreement, the Partnership pays Vestas $4,500 per turbine per year, commencing on the date each turbine became operational. Of this amount, $2,700 is paid to Zond for maintenance services under a turbine maintenance subcontract. These amounts are adjusted annually for increases in the Consumer Price Index. The remainder is held in a reserve account by one of the Term Lenders described in Note 3 as a means of providing for future warranty costs of the Turbines. At the end of the five year warranty period, any funds in this account are to be distributed to the Partnership and Vestas in the ratio of 65% and 35%, respectively. As of December 31, 1993, the balance in the reserve account was $1,239,000. At the end of the warranty period, management believes Zond will assume responsibility for maintenance of the Turbines under a contract to be negotiated.

(4) The Partnership has contracted with Zond to operate the Windsystem and perform certain ancillary management services. As compensation for these services, Zond receives $675 per turbine per year commencing in 1992; this amount will be revised each January to reflect changes in the Consumer Price Index. Management services totalled $246,000, $237,000 and $128,000 for 1993, 1992 and 1991, respectively.

(5) The Partnership agreement designates Zond SR as managing partner. In that capacity, Zond SR provides managerial and administrative services in exchange for an annual fee of $250,000, adjusted annually for increases in the Consumer Price Index, in addition to reimbursement of direct expenses incurred. Such management fees totalled $266,000, $257,000 and $250,000 for 1993, 1992 and 1991, respectively.

NOTE 5 - OTHER TRANSACTIONS:

The Partnership acquired certain entities (the "Sagebrush Entities"), whose sole assets are ownership interests representing approximately 41% of the capacity in a high voltage transmission line (the "Sagebrush Line"). The Sagebrush Line delivers power produced by the Partnership's turbines to the SCE Grid. The purchase of these interests was initially financed through the issuance of a $10,200,000 note payable, which was paid in full from proceeds of the Construction Loan in 1991.

Sky River assigned its interests in approximately 50% of its share of the Sagebrush Line to existing turbine owner groups located in Tehachapi, also managed by Zond. The existing turbine owner groups relinquished their access rights to a separate interconnect facility. In consideration for moving their interconnect point from those existing facilities to the Sagebrush Line, Sky River agreed to absorb all maintenance and operating costs of the Sagebrush Line in lieu of any liability by the other turbine owner groups. Such maintenance and operating costs totalled $279,000, $271,000 and $237,000 for 1993, 1992 and 1991, respectively. Upon the expiration or termination of the power purchase contracts held by the other turbine owner groups, the interests in the Sagebrush Entities revert to the Partnership.

The Partnership interests in all of the Sagebrush Entities is accounted for using the equity method.


NOTE 6 - SUPPLEMENTARY FINANCIAL DATA:

The following amounts have been reported in the related income statement:


              Item                          1993          1992          1991

1.  Maintenance and repairs             $ 1,961,000   $1,811,000     $  809,000

2.  Depreciation and amortization       $ 7,610,000   $7,448,000     $4,357,000

3.  Property Taxes                      $ 1,280,000   $1,085,000     $  169,000


Prepaid assets are comprised of the following items:


                                                 December 31,
                                                      1993            1992

Prepaid property taxes                            $  581,000      $  679,000
Prepaid insurance                                    587,000         639,000
Other prepaid expenses                               305,000         436,000

                                                  $1,473,000      $1,754,000

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 21, 1994                            FPL Group Capital Inc


                                             By  JAMES L. BROADHEAD
                                                 James L. Broadhead
                                           (President and Chief Executive
                                                  Officer and Director)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



               Signature                    Title                     Date



            PAUL J. EVANSON           Principal Financial Officer
            Paul J. Evanson           and Director
          (Vice President and
       Chief Financial Officer)



           K. MICHAEL DAVIS           Principal Accounting       March 21, 1994
           K. Michael Davis           Officer
            (Controller and
       Chief Accounting Officer)



            DILEK L. SAMIL            Director
            Dilek L. Samil
    (Vice President, Treasurer and
         Assistant Secretary)