Form 10-Q
period 1994-03-31
FPL GROUP CAPITAL INC
filed 1994-05-11
CIK 794447

FORM 10-Q



UNITED STATES SECURITIES AND EXCHANGE COMMISSION

           Washington, D. C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1994


                     OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
   OF THE SECURITIES EXCHANGE ACT OF 1934


       Commission file number 0-15607


            FPL GROUP CAPITAL INC
(Exact name of registrant as specified in its charter)


                 Florida                           59-2576416
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


           700 Universe Boulevard
          Juno Beach, Florida 33408
  (Address of principal executive offices)
                 (Zip Code)

               (407) 694-3509
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X          No



    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $.01 Par Value, outstanding at April 30, 1994:  100 shares


FPL Group Capital Inc meets the conditions set forth under General Instruction H(1)(a) and (b) and is therefore filing this Form with reduced disclosure.

       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

   FPL GROUP CAPITAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     1994           1993
                                                                                    (Thousands of Dollars)
OPERATING REVENUES .........................................................      $   23,201     $   28,955

OPERATING EXPENSES:
  Costs of goods and services ..............................................          15,235         18,750
  General and administrative ...............................................           5,689          6,495
  Other operating expenses .................................................           1,291          2,426
    Total operating expenses ...............................................          22,215         27,671

OPERATING INCOME ...........................................................             986          1,284

EQUITY IN LOSSES OF PARTNERSHIPS AND JOINT VENTURES ........................          (1,916)          (734)

OTHER INCOME (DEDUCTIONS):
  Interest income ..........................................................          10,283         10,165
  Interest expense .........................................................          (7,181)       (10,163)
  Other - net ..............................................................          (1,969)           (28)
    Total other income (deductions) ........................................           1,133            (26)

INCOME BEFORE INCOME TAXES .................................................             203            524

INCOME TAXES ...............................................................             242            713

NET LOSS ...................................................................      $      (39)    $     (189)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Page 5 herein and the Notes to Consolidated Financial Statements appearing in FPL Group Capital Inc's (the Company) 1993 Annual Report on Form 10-K (Form 10-K).

   FPL GROUP CAPITAL INC AND SUBSIDIARIES
    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             March 31,
                                                                               1994             December 31,
                                                                            (Unaudited)             1993
                                                                                  (Thousands of Dollars)
ASSETS
  CURRENT ASSETS:
    Cash and cash equivalents ...........................................    $   23,833          $   29,640
    Receivables from affiliated companies ...............................        32,957              34,041
    Other ...............................................................        35,471              32,706
      Total current assets ..............................................        92,261              96,387

  INVESTMENTS:
    Receivable from Employee Stock Ownership Plan Trust .................       353,060             353,989
    Investments in partnerships and joint ventures ......................       362,190             368,881
    Investments in leveraged leases .....................................       153,264             155,449
    Other ...............................................................        78,211              76,888
      Total investments .................................................       946,725             955,207

  OTHER ASSETS:
    Property, plant and equipment - net .................................       184,855             205,474
    Other ...............................................................         5,380               8,871
      Total other assets ................................................       190,235             214,345

TOTAL ASSETS ............................................................    $1,229,221          $1,265,939


LIABILITIES AND SHAREHOLDER'S EQUITY
  CURRENT LIABILITIES:
    Current maturities of long-term debt ................................    $  128,197          $  278,179
    Commercial paper ....................................................        36,982                   -
    Advances payable to FPL Group, Inc. .................................        95,000                   -
    Accounts payable ....................................................         5,386              14,004
    Other ...............................................................        14,359              21,422
      Total current liabilities .........................................       279,924             313,605

  OTHER LIABILITIES:
    Long-term debt ......................................................       285,803             285,918
    Accumulated deferred income taxes ...................................       226,360             228,813
    Other ...............................................................       104,585             105,087
      Total other liabilities ...........................................       616,748             619,818

  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDER'S EQUITY:
    Common stock ........................................................             1                   1
    Other shareholder's equity ..........................................       332,548             332,515
      Total shareholder's equity ........................................       332,549             332,516

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..............................    $1,229,221          $1,265,939

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Page 5 herein and the Notes to Consolidated Financial Statements appearing in the Company's 1993 Form 10-K.

   FPL GROUP CAPITAL INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                     1994           1993
                                                                                    (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ...................................................................    $      (39)     $    (189)
  Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
      Depreciation and amortization ..........................................         2,676          3,250
      Other - net ............................................................        (6,164)         1,441
    Net cash (used in) provided by operating activities ......................        (3,527)         4,502

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net cash provided by leveraged lease investments ...........................         3,379            986
  Distributions from partnerships and joint ventures .........................        14,118          7,280
  Contributions to partnerships and joint ventures ...........................        (9,214)        (8,449)
  Sale of investments in joint ventures ......................................             -          9,795
  Sale of property, plant and equipment ......................................        19,928            174
  Increase in loans receivable ...............................................        (2,589)       (20,819)
  Other - net ................................................................        (1,284)        (3,478)
    Net cash provided by (used in) investing activities ......................        24,338        (14,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt .................................................      (158,600)        (1,259)
  Increase in commercial paper ...............................................        36,982              -
  Increase in advances from FPL Group, Inc. ..................................        95,000          7,000
    Net cash (used in) provided by financing activities ......................       (26,618)         5,741

Net decrease in cash and cash equivalents ....................................        (5,807)        (4,268)

Cash and cash equivalents at beginning of period .............................        29,640         11,731

Cash and cash equivalents at end of period ...................................    $   23,833     $    7,463


Supplemental disclosures of cash flow information:
  Cash paid for interest (net of amount capitalized) .........................    $   12,018     $   12,595
  Cash paid to (received from) FPL Group, Inc. for income taxes ..............    $    2,160     $     (457)

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements on Page 5 herein and the Notes to Consolidated Financial Statements appearing in the Company's 1993 Form 10-K.

   FPL GROUP CAPITAL INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (Unaudited)


The accompanying condensed consolidated financial statements should be read in conjunction with the Company's 1993 Form 10-K and, in the opinion of the Company, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1994, the results of operations for the three months ended
March 31, 1994 and 1993 and the cash flows for the three months ended
March 31, 1994 and 1993 have been made. Certain amounts included in the prior year's condensed consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1.  Debt

In January 1994, the Company redeemed $150 million of its 8 7/8%
Debentures using proceeds from an advance from FPL Group, Inc. (FPL Group) and internally generated funds.

2.  Commitments and Contingencies

Litigation - A suit brought by the partners in a cogeneration project located in Dade County, Florida alleges that ESI Energy, Inc. (ESI) has engaged in anti-competitive conduct intended to eliminate competition from cogenerators generally, and from their facility in particular, in violation of federal antitrust laws and have wrongfully interfered with the cogeneration project's contractual relationship with Metropolitan Dade County. The suit seeks damages in excess of $100 million, before trebling under antitrust law, plus other unspecified compensatory and punitive damages. ESI's motion for summary judgment has been denied. ESI is appealing the denial.

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

Other - The Company and ESI have committed to invest approximately $9 million in, and lend approximately $2 million to, partnerships and joint ventures entered into through ESI, all of which are expected to be funded in 1994. Additionally, the Company and its subsidiaries, primarily ESI, have guaranteed up to approximately $89 million of lease obligations, debt service payments and other payments subject to certain contingencies.

3.  Summarized Financial Information

ESI's investment in Doswell II Limited Partnership is expected to result in disclosure of separate limited partnership financial statements in the Company's 1994 Annual Report on Form 10-K. ESI accounts for this investment under the equity method and includes in operating results its proportionate share of partnership net income. Summarized interim financial information of the partnership is provided below:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                          1994        1993
                                                                                       (Thousands of Dollars)
Gross revenues .....................................................................    $46,525     $44,622
Net operating income ...............................................................    $20,513     $23,491
Net income .........................................................................    $ 5,155     $ 7,499
/TABLE

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements contained herein and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the Company's 1993 Form 10-K. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

RESULTS OF OPERATIONS

The continuing operations of the Company consist primarily of the non-utility energy operations of ESI and the agricultural operations of Turner Foods Corporation. The Company continues to pursue the disposition of its remaining real estate and cable television operations. Operating revenues and operating expenses for the quarter declined in part from dispositions completed subsequent to the first quarter of 1993. During the first quarter 1994, the Company's real estate operations included sales of two operating properties and one non-operating property with no significant effect on net income. However, future operating revenues and related expenses will diminish accordingly. The sale of the remaining operating property is under negotiation.

The Company's net loss for the quarter ended March 31, 1994 improved slightly as a result of lower interest expense due to lower outstanding debt and refinancing of higher cost debt at lower interest rates. This was partially offset by increased losses from the Company's investments primarily due to extreme weather conditions affecting two plants in the Northeast, temporarily increasing the cost of production of one and reducing the waste fuel supply of the other. Energy production from the non-utility energy projects is generally lower during the first quarter, increasing during the summer months.

Operating revenues declined primarily due to lower agricultural revenues. Prices received for fruit in the first quarter of 1994 under market-price contracts were below those received under floor-price contracts existing during the first quarter of the prior year. The agricultural operations continue to benefit from increased cost efficiencies.

Contracts for the sale of all of the remaining directly-owned and operated cable television systems were recently terminated. Certain costs associated with this unconsummated sale, net of a non-refundable deposit, are included in other - net. The effective tax rate for the three months reflects limitations on certain deductions for state income tax purposes.

FINANCIAL CONDITION

The Company, under a financial covenant in connection with its bank loan, must maintain a minimum level of consolidated net worth which is reduced as loan prepayments are made. At March 31, 1994, the required level of consolidated net worth under this provision was $100 million and actual consolidated net worth was $333 million.

For a discussion of the Company's financing activities, see Note 1. For information concerning the Company's commitments, see Note 2.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit
          Number                       Description

          *4(a) Indenture dated as of March 1, 1987 between the Company and Irving Trust Company (now The Bank of New York), as Trustee, including form of Debenture (filed as Exhibit 4.2 to Amendment No. 3, File No. 33-6215)

          *4(b)   First Supplemental Indenture dated as of March 1, 1987
                 (filed as Exhibit 4.3 to Amendment No. 3, File No. 33-6215)

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

          *4(d) Third Supplemental Indenture dated as of September 1, 1987 (filed as Exhibit 4(f), File No. 33-69786)

          *4(e) Fourth Supplemental Indenture dated as of February 1, 1988 (filed as Exhibit 4(g), File No. 33-69786)

          *4(f) Fifth Supplemental Indenture dated as of July 1, 1992 (filed as Exhibit 4(h), File No. 33-69786)

          *4(g) Sixth Supplemental Indenture dated as of May 1, 1993 (filed as Exhibit 4(i), File No. 33-69786)

           *10 Support Agreement dated as of December 18, 1985 between the Company and FPL Group (filed as Exhibit 10 to Form 10-K for the year ended December 31, 1993)

            12    Computation of Ratio of Earnings to Fixed Charges

          * Incorporated herein by reference

(b)       Reports on Form 8-K

          (1) A Current Report on Form 8-K dated March 22, 1994 was filed March 22, 1994 reporting one event under Item 5. Other Events and filing one exhibit under Item 7. Financial Statements and Exhibits.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      FPL GROUP CAPITAL INC
                                          (Registrant)



Date:  May 10, 1994                      PAUL J. EVANSON
                                         Paul J. Evanson
                           Vice President and Chief Financial Officer
                                  (Principal Financial Officer)